Form 10-Q
period 1994-09-30
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1994-11-07
CIK 757549

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    September 30, 1994

                                        OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to



                  Commission file number          0-14378


               Krupp Institutional Mortgage Fund Limited Partnership


            Massachusetts                                   04-2860302
(State or other jurisdiction of                             (IRS employer
incorporation or organization)                              identification no.)

470 Atlantic Avenue, Boston, Massachusetts                       02210
(Address of principal executive offices)                    (Zip Code)


                                  (617) 423-2233
               (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

                          PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEETS


                                      ASSETS

                                                  September 30,  December 31,
                                                      1994          1993

Mortgage notes receivable, net of loan loss
 reserve of $12,024,000 in 1994 and 1993
 (Notes 2 and 3)                                  $16,328,617    $16,346,355
Cash and cash equivalents                           1,078,572        992,640
Accrued interest receivable - mortgage notes,
 net of reserve for uncollectible interest of
 $7,090,550 and $5,549,030, respectively
 (Note 3)                                             250,117         25,880
Other interest receivable                               2,658          2,613

        Total assets                              $17,659,964    $17,367,488


                         LIABILITIES AND PARTNERS' EQUITY

Liabilities                                       $    16,604    $     5,887

Partners' equity (Note 4)                          17,643,360     17,361,601

        Total liabilities and partners' equity    $17,659,964    $17,367,488
















                      The accompanying notes are an integral
                         part of the financial statements.

                    KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                                  STATEMENTS OF OPERATIONS


                                        For the Three Months Ended  For the Nine Months Ended
                                              September 30,               September 30,
                                          1994             1993       1994             1993

Interest income:
  Mortgage notes receivable
   (Notes 2 and 3)                      $274,461         $218,389   $762,453         $679,909
  Cash equivalents and short-term
    investments                            7,906            9,124     26,339           37,817

       Total interest income             282,367          227,513    788,792          717,726

Expenses:
  Expense reimbursements to affiliates    26,835           26,835     80,506           79,794
  General and administrative              12,881           11,401     46,994           51,449

       Total expenses                     39,716           38,236    127,500          131,243

Net income                              $242,651         $189,277   $661,292         $586,483



Allocation of net income (Note 4):

  Per Unit of Limited Partner
   Interest (30,059 Units outstanding)  $   7.99         $   6.23   $  21.78         $  19.32


  General Partners                      $  2,427         $  1,893   $  6,613         $  5,865

















                           The accompanying notes are an integral
                              part of the financial statements.

               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS


                                                          For the Nine Months Ended
                                                                 September 30,
                                                              1994           1993
Operating activities:
  Net income                                              $  661,292    $   586,483
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Increase in other interest receivable                         (45)       (77,316)
   Increase in accrued interest receivable
     - mortgage notes                                       (224,237)       (70,770)
   Increase (decrease) in  liabilities                        10,717         (4,298)

          Net cash provided by operating activities          447,727        434,099

Investing activity:
  Decrease (increase) in mortgage note receivable             17,738       (993,030)

Financing activity:
  Distributions                                             (379,533)      (379,533)

Net increase (decrease) in cash and cash equivalents          85,932       (938,464)

Cash and cash equivalents, beginning of period               992,640      1,945,829

Cash and cash equivalents, end of period                  $1,078,572    $ 1,007,365



















                      The accompanying notes are an integral
                         part of the financial statements.

               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                           NOTES TO FINANCIAL STATEMENTS


(1)  Accounting Policies
    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of The Krupp Corporation and The Krupp Company Limited Partnership-III ("Krupp Co.-III"), the General Partners of Krupp Institutional Mortgage Fund Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 for additional information relevant to significant accounting policies followed by the Partnership.

    In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1994, its results of operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993.

    The results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial
    Condition and Results of Operations included in this report.

    Certain prior year balances have been reclassified to conform with current year financial statement presentation.

(2)Krupp Equity Limited Partnership ("KELP")
    Condensed financial statements of KELP are as follows:

                             CONDENSED BALANCE SHEETS

                                      ASSETS
                                                  September 30,     December 31,

    Property at cost (A)                          $ 30,603,690      $ 38,601,268
    Accumulated depreciation                        (9,118,332)      (10,404,344)
                                                    21,485,358        28,196,924
    Other assets                                       998,898           534,682

       Total assets                               $ 22,484,256      $ 28,731,606

                                     Continued

                KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

(2) Krupp Equity Limited Partners, Continued

                         LIABILITIES AND PARTNERS' DEFICIT

                                                  September 30,  December 31,
                                                      1994           1993
    Mortgage notes payable to KIMF                $ 28,352,617   $ 28,370,355
    Mortgage notes payable to third parties          7,441,293     10,824,303
    Notes payable to an affiliate                      300,000        300,000
    Notes payable                                        -             61,250
    Due to affiliates                                1,043,503        669,191
    Accrued interest and penalties payable
     to KIMF                                         7,260,657      5,574,900
    Accrued interest to affiliates                     267,058        249,412
    Other liabilities                                  583,756        615,317
       Total liabilities                            45,248,884     46,664,728
    Partners' deficit                              (22,764,628)   (17,933,122)
       Total liabilities and partners' deficit    $ 22,484,256   $ 28,731,606


                        CONDENSED STATEMENTS OF OPERATIONS

                                   For the Three Months Ended   For the Nine Months Ended
                                          September 30,               September 30,
                                       1994           1993         1994           1993
       Revenues                    $ 1,127,779    $1,104,949    $ 3,408,572   $ 3,899,555
       Property operating expenses    (624,826)     (529,382)    (1,864,330)   (1,909,854)
       Operating income                502,953       575,567      1,544,242     1,989,701

       Depreciation and
        amortization                  (319,230)     (311,652)      (953,472)   (1,163,759)
       Interest                     (1,056,147)   (1,050,833)    (3,115,703)   (3,290,096)
       Net loss before gain/(loss)
        on sale of Shadow Valley
        and NOC Mall (A)              (872,424)     (786,918)    (2,524,933)   (2,464,154)
       Gain on sale of Shadow
        Valley/(loss) on sale of
        NOC Mall                    (2,306,573)    2,376,362     (2,306,573)    2,376,362

       Net income (loss)           $(3,178,997)   $1,589,444    $(4,831,506)  $   (87,792)

(A) On September 30, 1994, NOC Mall was sold to an unaffiliated third party for $2,340,000. The proceeds were used to satisfy the obligation to the first mortgage note holder. The release by the Partnership of NOC Mall as collateral for the Participating Notes does not constitute debt forgiveness.
                                     Continued

               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

(3) Accrued Interest Reserves and Cash Flow Payments

    For 1994, The Partnership has recorded additional reserves of $1,541,520 for uncollectible interest on the mortgage notes receivable. The current interest receivable of $250,117 due on the Participating Notes will be collected in the fourth quarter. The mortgage note and interest reserves are recorded annually based on third party appraisals and management's current estimates of the underlying property values

    The Partnership has waived for 90 days the right to accelerate payment of the Participating Notes and has received a payment equal to cash flow net of operating and administrative expenses and first mortgage obligations. This waiver is effective only with respect to the payment due October 1, 1994, and KIMF reserves its rights to take any action to which it is entitled in the event any future event of default occurs. Since 1991, the management fee to an affiliate has been subordinated to any and all indebtedness of KELP. The General Partners of KELP have arranged for a waiver of such fees since that time.

(4) Summary of Change in Partners' Equity

    A summary of changes in partners' equity (deficit) for the nine months ended September 30, 1994 is as follows:

                                                                   Total
                                       Limited       General      Partners'
                                       Partners      Partners      Equity
    Balance at December 31, 1993      $17,487,588    $(125,987)  $17,361,601

    Net income                            654,679        6,613       661,292

    Distributions                        (371,942)      (7,591)     (379,533)

    Balance at September 30, 1994     $17,770,325    $(126,965)  $17,643,360


               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
    The Partnership has sufficient liquidity to meet its operating needs. However, the Partnership's ability to pay distributions is primarily dependent on KELP's interest payments on the Participating Notes resulting from the cash flow of the underlying properties. The Partnership currently pays distributions at a fluctuating rate based on those interest payments. The General Partners do not foresee the potential for any significant increases in cash flows from KELP because of KELP's inability to reposition its retail properties to attract higher paying tenants. The General Partners anticipate that these cash flow payments will continue, but there is no assurance that KELP will be able to continue payments in the future.
    The NOC Mall mortgage matured on June 30, 1993. Prior to loan maturity, KELP's management began negotiations with the lender to restructure the terms of NOC Mall's mortgage note payable. Due to a deterioration of operations over the past few years, there have been insufficient funds available for the capital improvements needed to maintain the property's competitiveness. As a result, KELP had reduced its payment to the first mortgage note holder to cash flow payments based upon the property's cash flow. KELP continued to make cash flow payments as reported in the past while negotiating with the lender.
    The negotiations resulted in an agreement with the lender to market the property for sale, and on June 2, 1994, KELP entered into a purchase and sale agreement with an unaffiliated third party.
    NOC Mall was subsequently sold on September 30, 1994 for $2,340,000 and proceeds from the sale were used to satisfy the first mortgage note payable. The release by the Partnership of NOC Mall as collateral for the Participating Notes does not constitute debt forgiveness.

Distributable Cash from Operations
    Distributable Cash From Operations, as defined by Section 5.01 of the Partnership Agreement, is equivalent to the net income of the Partnership, excluding the $80,000 receivable for the release of NOC Mall as collateral to the participating notes.

KIMF's Results of Operations
    Interest earned on cash equivalents and short-term investments for the nine months ended September 30, 1994 has decreased due to the purchase of the Northeast Plaza first mortgage note. This is more than offset because the mortgage note purchased bears interest at 10% while cash investments are yielding approximately 4% to 4.5%.
    Mortgage interest income for the nine months ended September 30, 1994 as compared to the same period in 1993 is slightly higher. This is primarily due to higher cash flow payments from the KELP properties. In addition, the Partnership has recorded a receivable of approximately $80,000 as consideration for the release of NOC Mall as collateral to the Participating Notes. Mortgage interest income for 1993 also included $75,000 received upon the sale of Shadow Valley.
    Economic occupancy levels for both residential and commercial properties owned by KELP remained fairly stable from 1993.

                                     Continued

               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

The following table reflects the analysis of KELP's cash flow for the three and nine months ended September 30, 1994 and 1993 (rounded to 1,000)

                                   For the Three Months      For the Nine Months
                                    Ended September 30,      Ended September 30,
                                      1994       1993           1994        1993
   Cash Flow from Properties
    before mortgage debt service
    and capital improvement
    expenditures and reserves      $ 561,000   $ 579,000    $ 1,736,000  $1,990,000
   Mortgage debt service
    exclusive of amounts
    due to Partnership              (360,000)   (356,000)    (1,075,000) (1,229,000)
   Capital improvement
    expenditures                     (31,000)    (88,000)       (52,000)   (164,000)

   Cash flow from properties
    before mortgage debt service
    to the Partnership               170,000     135,000        609,000     597,000

   Mortgage debt service to the
    Partnership                     (170,000)   (135,000)      (609,000)   (597,000)
   KELP general and administrative
    expense                          (12,000)    (15,000)       (27,000)    (44,000)
       Cash Deficit (1)            $ (12,000)  $ (15,000)   $   (27,000) $  (44,000)


(1) Cash deficit equals net loss before the gain or loss on sales plus depreciation and amortization, and unpaid Participating Note interest less mortgage principal payments, capital improvement expenditures and capital improvement reserves.

                 KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                              PART II - OTHER INFORMATION



Item 1.   Legal Proceedings
          Response:  None

Item 2.   Changes in Securities
          Response:  None

Item 3.   Defaults upon Senior Securities
          Response:  None

Item 4.   Submission of Matters to a Vote of Security Holders
          Response:  None

Item 5.   Other Information
          Response:  None

Item 6.   Exhibits and Reports on Form 8-K
          Response:  None

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         Krupp Institutional Mortgage Fund Limited Partnership
                                             (Registrant)



                                   BY:  /s/Marianne Pritchard
                                        Marianne Pritchard
                                        Treasurer and Chief Accounting Officer
                                        of The Krupp Corporation, a General
                                        Partner.



DATE:  November 4, 1994