Form 10-K
period 1994-12-31
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1995-04-14
CIK 757549

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-K

(Mark One)

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended       December 31, 1994


                                        OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from               to


             Commission file number             0-14378

               Krupp Institutional Mortgage Fund Limited Partnership
              (Exact name of registrant as specified in its charter)

             Massachusetts                                           04-2860302
  (State or other jurisdiction of                                (IRS Employer
   incorporation or organization)                               Identification
    No.)

470 Atlantic Avenue, Boston, Massachusetts                               02210
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)            (617) 423-2233


Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                             Partner Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

Aggregate market value of voting securities held by non-affiliates: Not applicable, since securities are non-voting.

Documents incorporated by reference:  None

The exhibit index is located on pages 8-10.

                                      PART I

ITEM 1.      BUSINESS

    The primary business of Krupp Institutional Mortgage Fund Limited Partnership (the "Partnership") is making loans evidenced by non-recourse participating promissory notes ("Participating Notes"), collateralized by mortgages on improved, income producing real properties and a Collateral Pledge Agreement dated February 20, 1985. See Note C to Financial Statements included in Appendix A of this report. The loans have been made to Krupp Equity Limited Partnership ("KELP"), which has the same general partners as the Partnership, under a master loan agreement (the "Master Loan Agreement"). The Partnership considers itself to be engaged in only one industry segment, namely real estate mortgage lending to KELP.

    KELP's properties began experiencing cash flow difficulties, and beginning with the payment due April 1, 1991, KELP has not been able to pay fully the required quarterly interest payments. The terms of the Master Loan Agreement, which is currently in default, require KELP to pay the Partnership basic interest at a rate of 10% per annum on the Participating Notes. KELP had the right to extend the Master Loan Agreement from December 31, 1992 until December 31, 1995 if there were no default, with the interest rate increasing from 7.6% to 10%. The Participating Notes have technically matured.

      The General Partners determined in 1991 not to exercise the Partnership's foreclosure remedies under the Master Loan Agreement as a result of KELP's default because the severely depressed state of the real estate market in much of the U.S. made it unlikely that KELP would be able to dispose of its properties at other than very unattractive prices at that time. Thus, the General Partners believed that it was in the Partnership's best interest to continue to permit KELP to hold the properties and attempt to increase cash flows.

    As a result of KELP's difficulties: 1) KELP has remitted to the Partnership all cash flow generated by the properties after operating and administrative expenses and senior mortgage obligations and the Partnership has not exercised its foreclosure under the Master Loan Agreements with respect to KELP's defaults; 2) interest and late charges on the Partnership's Participating Notes have continued to accrue although reserved against; 3) since 1991, as a consequence of the default, the management agent of KELP's properties (an affiliate of its general partners) has continued to serve even though it is not receiving any payment of property management fees.

    As a result of management's annual assessment of the carrying value of the Participating Notes which is based on such factors as tenant turnover, current and prospective occupancy levels, the current market competition and assumptions on potential proceeds that might be received upon sale, the General Partners of KELP determined that the carrying value of its investments exceeded its net realizable value. This has resulted in an additional provision for credit losses of $4,500,000 recorded by the Partnership on its mortgage notes receivable in 1994.

    Since 1991, many segments of the U.S. real estate market have begun to recover. However, in the General Partners' judgment, the properties held by KELP have not materially increased in value over this period. The General Partners' current plan is to continue not to exercise the Partnership's foreclosure rights under the Master Loan Agreement, although they intend to carefully monitor the operations of each property and the state of the market in which each property is located. At such time as the Partnership believes the disposition of a property by KELP would produce an attractive level of proceeds to the Partnership under the Master Loan Agreement, the General Partners will take appropriate steps on behalf of the Partnership to require a sale by KELP or commence foreclosure proceedings with respect to such property. By proceeding in this fashion the General Partners are seeking to avoid a disposition of the portfolio at "forced liquidation" prices.

  The General Partners estimate that this disposition process could take several years. Limited Partners should note that the deferral of property dispositions defers significant tax liabilities of affiliates of the General Partners. It also defers the due date on certain notes totalling $2,790,388 issued by the partners of KELP, which have been pledged to the Partnership under a Collateral Pledge Agreement. See Note D to the Financial Statements included in Appendix A of this report.

    As of December 31, 1994, the Partnership did not employ any personnel.
Item 2.      PROPERTIES

    None.

ITEM 3.      LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Partnership is a party.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY STOCKHOLDER MATTERS

    The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

    The number of Limited Partners as of December 31, 1994 was approximately 3,300.

    The Partnership made the following distributions to its Partners during the fiscal year ended December 31, 1994 and 1993:

                                            1994                   1993

                                        $       Per Unit       $      Per Unit

Limited Partners (30,059 Units)     $676,327    22.50      $601,180   $20.00

General Partners                       6,832                  6,073
                                    $683,159               $607,253

    One of the objectives of the Partnership is to generate cash available for quarterly distribution. However, there is no assurance that future cash flows from KELP will be available for quarterly distributions.

    As a result of the financial condition of the KELP properties and the reduction in the debt service payments made by KELP to the Partnership, the Partnership has made distributions at rates that fluctuate from .25% to .625% per quarter.

ITEM 6.      SELECTED FINANCIAL DATA

    The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this report, respectively.

                                       Year Ended December 31,
                     1994           1993        1992            1991          1990

Total revenues   $ 1,060,150    $   776,804  $   608,365    $   683,095  $ 2,312,034

Net income before
 provision for
 credit losses       899,420        606,894      414,812        513,807    2,174,257

Provision for
 credit losses    (4,500,000)          -      (3,274,000)      -          (8,750,000)

Net income
 (loss)          $(3,600,580)   $  606,894   $(2,859,188) $   513,807    $(6,575,743)

Net income
 (loss) allocated
 to Partners:

 Limited
 Partners:
 30,059 Units
 participating   $(3,564,574)   $   600,825  $(2,830,596) $   508,669    $(6,505,860)
 Per Unit        $   (118.59)   $     19.99  $    (94.17) $     16.92    $   (216.44)

 General
 Partners        $   (36,006)   $     6,069  $   (28,592) $     5,138    $   (69,883)

Total assets at
 end of year     $13,092,186    $17,367,488  $17,378,398    $20,720,516  $21,654,771

Distributions:
 Limited
 Partners        $   676,327    $   601,180  $   488,459    $ 1,427,802  $ 2,104,217
 Per Unit        $     22.50    $     20.00  $     16.25    $     47.50  $     70.00
 General
 Partners        $     6,832    $     6,073  $     4,934    $    14,422  $    21,254

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    Currently, the Partnership has sufficient liquidity to meet its operating needs. The most significant capital need is distributions to investors. However, distributions are currently dependent on cash flow received from KELP's interest payments on the Participating Notes based upon the cash flow of the underlying properties.

    KELP's properties have not generated cash flow sufficient to meet the terms of their existing obligations. The retail centers have suffered historically from an economic downturn in retail sales beginning in the late 1980s. Recently, the properties have maintained a consistent level of operating cash flow. The partners of KELP have made cumulative capital contributions of approximately $4,673,000 to cover prior operating deficits and have arranged for certain short-term borrowings. Additionally, the affiliated management agent has not received payment of management fees since 1991. The General Partners of the Partnership have declined to proceed toward foreclosure because they determined that there were advantages to allowing KELP to continue to own the properties as described in Item 1 above.

    On September 30, 1994, KELP sold North Oklahoma City Mall ("NOC Mall") to an unaffiliated third party for $2,350,000. The net proceeds from the sale and agreed upon debt forgiveness by the unaffiliated lienholder were used to satisfy the first mortgage note payable. The sale was the result of a year and a half of negotiations with the lender to restructure the terms of its mortgage note payable which were senior to the Partnership's mortgage notes. The Partnership received $82,650 for the release of the property as collateral on the Participating Notes despite the fact that the first mortgage deed on the property significantly exceed its worth.

Operations

1994 Compared to 1993

    Total revenues increased as a result of additional income earned from the Partnership's first mortgage interest investment as first lien holder of Northeast Plaza, as well as cash flows generated by KELP's properties. Upon KELP's sale of NOC Mall, the Partnership recorded interest income of $82,650 for the release of the property as collateral for the Participating Notes. Expenses include a provision for losses recorded in 1994 of $4,500,000 on the Participating Notes based on the current estimated value of the collateral.

1993 Compared to 1992

    As of the first quarter of 1993, the accrual rate on the Participating Notes increased from 7.6% to 10% in accordance with the provisions of the loan agreements. The increase in the accrual rate will have no effect on net income of the Partnership as interest accrued but not paid by cash flow is fully reserved. Total revenues increased as a result of cash flows generated by KELP's properties, this was partially offset by decreasing interest earned on commercial paper. Upon KELP's sale of Shadow Valley, the Partnership recorded interest income of $75,000 for the release of the property as collateral for the Participating Notes. Expenses decreased primarily due to a reserve recorded in 1992 of $3,274,000 on the Participating Notes based on the then current estimated value of the collateral.

Distributable Cash from Operations

    Distributable Cash from Operations of $899,000, $607,000 and $415,000, as defined by Section 5.01 of the Partnership Agreement, is equivalent to the net income before the provision for credit losses on the Participating Notes during the fiscal years ended December 31, 1994, 1993 and 1992, respectively.

KELP's Results of Operations

    The average occupancy percentages for KELP's properties for the years 1994, 1993 and 1992 for residential and commercial properties are as follows:

                                                          Average
                                                    Occupancy for the
Property                Description              Years ended December 31,
                                                 1994       1993      1992

Northeast Plaza         Commercial                87%        88%       89%

North Salado            Commercial                92%        92%       93%

Village Green           Residential               94%        94%       94%

W. Bell                 Commercial                90%        90%       89%


  The following table presents an analysis of KELP'S cash flow for the years ended December 31,1994, 1993 and 1992:

                                         1994               1993          1992
  Cash flow from properties
   before mortgage debt
   service and capital
   improvement expenditures
   and reserves                       $ 2,270,000       $ 2,432,000    $ 2,469,000

  Mortgage debt service
   exclusive of amounts
   due to Partnership                  (1,317,000)       (1,582,000)    (1,745,000)

  Capital improvement
   expenditures                          (109,000)         (262,000)      (122,000)

  Capital improvement
   reserve (contribution) release          (4,000)           34,000         16,000

  Funding of operating deficits
   for 4th quarter of 1991                  -                 -            (90,000)

  Cash flow from properties
   before mortgage debt
   service to the Partnership             840,000           622,000        528,000

  Mortgage debt service
   to the Partnership                    (840,000)         (622,000)      (528,000)

  KELP general and administrative
   expenses                               (48,000)          (51,000)      (105,000)

     Cash Deficit                     $   (48,000)      $   (51,000)   $  (105,000)

    In May of 1993, the Financial Statement Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). SFAS 114 addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined.

    SFAS 114 will be adopted as of January 1, 1995. The impact is expected to be immaterial.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             See Appendix A to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                     PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Partnership has no directors or executive officers. Information as to directors and executive officers of The Krupp Corporation, which is a General Partner of both the Partnership and The Krupp Company Limited Partnership-III, the other General Partner of the Partnership, is as follows:

             Name and Age                           The Krupp Corporation
             Douglas Krupp (48)                     Co-Chairman of the Board
             George Krupp (50)                      Co-Chairman of the Board
             Laurence Gerber (38)                   President
             Marianne Pritchard (45)                Treasurer
             Ross V. Keeler (46)                    Executive Vice President
             Frank Apeseche (37)                    Executive Vice President

    Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate financial services firm which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $3 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990.

    George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate financial services firm which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for more than $3.0 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp is Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-BRI). Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust II and Krupp Government Income Trust.

    Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as President and a Director of Berkshire Realty Company, Inc. (NYSE-BRI), and President and Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

    Marianne Pritchard, Senior Vice President and Chief Financial and Accounting Officer of Berkshire Realty Affiliates, rejoined The Berkshire Group in August, 1991. Prior to rejoining The Berkshire Group, Ms. Pritchard was Vice President and Controller from July 1989 to August 1991 for Liberty Real Estate Group, a subsidiary of Liberty Mutual Insurance Company. Prior to Liberty, she held the position of Controller/Treasurer of Berkshire Mortgage Finance from April 1987 to July 1989. Prior to that, she was Senior Audit Manager with Deloitte and Touche, an international public accounting firm. Ms. Pritchard is a Certified Public Accountant and received her B.B.A. degree in Accounting from the University of Texas.

    Ross V. Keeler is an Executive Vice-President of Berkshire Investment
Advisors  for The Berkshire Group.   Prior to joining The Berkshire Group in
November 1984, he served as Executive Vice President of Marketing and a member of the Board of Directors at First Capital Companies, a national syndicator of real estate investments. Prior to that, Mr. Keeler served as President of State Financial Corporation, a company which originated specialized leases on major equipment for municipalities. He received a B.S. degree in finance with honors from the University of Florida and received an M.B.A. degree with scholastic honors from the University of Southern California.

    Frank Apeseche was appointed Executive Vice President, Chief Financial Officer of The Berkshire Group in 1993. He oversees strategic planning, tax planning, corporate finance and product development for The Berkshire Group. Before joining the firm in 1986, Mr. Apeseche was a manager at Arthur Andersen & Co., an international accounting and consulting firm. Mr. Apeseche holds a B.A. degree with High Distinction from Cornell University and an M.B.A. degree with honors from the University of Michigan.


ITEM 11.     EXECUTIVE COMPENSATION

    The Partnership has no directors or executive officers.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of December 31, 1994, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 30,059 outstanding Units. On that date the General Partners and their affiliates owned 10 Units (.03% of the total outstanding) of the Partnership in addition to their General Partner Interests.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required under this Item is contained in Notes C, D and H to the Partnership's Financial Statements included in Appendix A to this Report.


                                      PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          1.    Financial Statements - see Index to Financial Statements
                   included under Item 8, Appendix A on page F-2 of this report.

             2. Financial Statement Schedules - All schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

(b)          Exhibits:

             Number and Description
             Under Regulation S-K

    The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

    (4) Instruments defining the rights of security holders including indentures:

                   (4.1) Amended Limited Partnership Agreement dated as of February 14, 1985 [Exhibit A to Prospectus included in Registrant's Registration Statement on Form S-11 dated February 15, 1985 (File No. 2-94392)].*

                   (4.2) Amended Certificate of Limited Partnership filed with the Massachusetts Secretary of State on December 13, 1985. [Exhibit 4.2 to Registrant's Report on Form 10-K for the year ended October 31, 1985 (File No. 2-94392)].*

              (10) Material contracts:

                   (10.1) The form of Master Loan Agreement (including the form of Participating Note and Collateral Pledge Agreement) between the Partnership and Krupp Equity Limited Partnership ("KELP") [Exhibit C to Prospectus included in Registrant's Registration Statement on Form S-11 dated February 15, 1985 (File No. 2-94392)].*

                   (10.2) Revised basic form of Mortgage to secure payment of the Loans under the Master Loan Agreement [Exhibit 10.3(a) included in Registrant's Registration Statement on Form S-11 dated February 15, 1985 (File No. 2-94392)].*

                   (10.3) Revised form of Promissory Note as executed by the partners of KELP and pledged under the Collateral Pledge Agreement to secure payment of Loans under the Master Loan Agreement. [Exhibit 10.4(b) included in Registrant's Registration Statement on Form S-11 dated February 15, 1985 (File No. 2-94392)].*

                   North Salado Village Shopping Center II

                   (10.4) Promissory Note of KELP dated September 12, 1985, payable to the Partnership. [Exhibit 1 to Registrant's Report on Form 8-K dated September 12, 1985 (File No. 2-94392)].*

                   (10.5) Deed of Trust, Security Agreement and Financing Statement, dated September 12, 1985, from KELP to the Partnership. [Exhibit 2 to Registrant's Report on Form 8-K dated September 12, 1985 (File No. 2-94392)].*


                   North Salado Village Shopping Center I
                   (10.6) Promissory Note of KELP, dated September 12, 1985, payable to the Partnership and Related Allonge dated September 24, 1985. [Exhibit 3 to Registrant's Report dated September 12, 1985 (File No. 2-94392)].*

                   (10.7) Deed of Trust, Security Agreement and Financing Statement, dated September 12, 1985, from KELP to the Partnership. [Exhibit 4 to Registrant's Report on Form 8-K dated September 12, 1985 (File No. 2-94392)].*

                   Northeast Plaza Shopping Center

                   (10.8) Promissory Note of KELP, dated September 12, 1985, payable to the Partnership. [Exhibit 5 to Registrant's Report on Form 8-K dated September 12, 1985 (File No. 2-94392)].*

                   (10.9) Collateral Mortgage and Collateral Chattel Mortgage Note from KELP dated September 12, 1985. [Exhibit
                             6 to Registrant's Report on Form 8-K dated
                             September 12, 1985 (File No. 2-94392)].*

                   (10.10) Act of Collateral Mortgage and Collateral Chattel Mortgage by KELP in favor of the Partnership dated September 12, 1985. [Exhibit 7 to Registrant's Report on Form 8-K dated September 12, 1985 (File No. 2-94392)].*

                   (10.11) Act of Pledge and Pawn of Collateral Mortgage and Collateral Chattel Mortgage Note dated September 12, 1985 between KELP and the Partnership. [Exhibit 8 to Registrant's Report on Form 8-K dated September 12, 1985 (File No. 2-94392)].*

                   (10.12) Modification of promissory note dated August 31, 1993 by and between the Partnership and KELP.*

                   Village Green Apartments

                   (10.13) Promissory Note of KELP dated December 18, 1985, payable to the Partnership. [Exhibit 1 to Registrant's Report on Form 8-K dated December 19, 1985 (File No. 2-94392)].*

                   (10.14) Mortgage, Security Agreement and Financing Statement dated December 18, 1985 between KELP and the Partnership. [Exhibit 2 to Registrant's Report on Form 8-K dated December 19, 1985 (File No. 2-94392)].*

                   W. Bell Plaza Shopping Center

                   (10.15) Promissory Note of KELP, dated June 2, 1987, payable to the Partnership [Exhibit 1 to Registrant's Report on Form 8-K dated June 2, 1987 (File No. 0-14378)].*

                   (10.16) Mortgage dated June 2, 1987, from KELP to the Partnership. [Exhibit 2 to Registrant's Report on Form 8-K dated June 2, 1987 (File No. 0-14378)].*

                    *Incorporated by reference.

(c)  Reports on Form 8-K

              None.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on 29th day of March, 1995.

                                           KRUPP INSTITUTIONAL MORTGAGE
                                           FUND LIMITED PARTNERSHIP

                                           By:  The Krupp Corporation, a
                                                General Partner

                                           By:  /s/Douglas Krupp
                                                Douglas Krupp, Co-Chairman
                                                (Principal Executive Officer)
                                                and Director of The Krupp
                                                Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 29th day of March, 1995.


Signatures                                 Title(s)

/s/ Douglas Krupp                          Co-Chairman (Principal Executive
Douglas Krupp                              Officer) and Director of The Krupp
                                           Corporation, a General Partner.

/s/ George Krupp                           Co-Chairman (Principal Executive
George Krupp                               Officer) and Director of The Krupp
                                           Corporation, a General Partner.

/s/ Laurence Gerber                        President of The Krupp Corporation,
Laurence Gerber                            a General Partner.

/s/ Marianne Pritchard                     Treasurer of The Krupp Corporation,
Marianne Pritchard                         a General Partner.

                                    APPENDIX A

               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP


                               FINANCIAL STATEMENTS
                                ITEM 8 OF FORM 10-K

              ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1994

               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                           INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants                                          F-3

Balance Sheets at December 31, 1994 and 1993                               F-4

Statements of Operations for the years ended December 31, 1994,
1993 and 1992                                                              F-5

Statements of Changes in Partners' Equity for the
years ended December 31, 1994, 1993 and 1992                               F-6

Statements of Cash Flows for the years ended December 31, 1994,
1993 and 1992                                                              F-7

Notes to Financial Statements                                       F-8 - F-15

All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Krupp Institutional Mortgage Fund Limited Partnership:

             We have audited the financial statements of Krupp Institutional Mortgage Fund Limited Partnership (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             As discussed in Note E, the Partnership has recorded a loan loss reserve of $16,524,000 and a reserve for uncollectible interest of $7,584,144, based on management's estimate of the value of the properties which serve as collateral for the mortgage notes receivable. As is the case with all real estate, the ultimate value of such properties can only be determined in a negotiation between buyer and seller.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp
Institutional Mortgage Fund Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



Boston, Massachusetts
March 20, 1995



               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEETS
                            December 31, 1994 and 1993

                                      ASSETS


                                                       1994             1993

Mortgage notes receivable, net of loan loss
 reserve of $16,524,000 and $12,024,000,
 respectively (Notes C, D and E)                   $11,822,403      $16,346,355
Cash and cash equivalents (Note F)                   1,026,664          992,640
Accrued interest receivable - mortgage notes,
 net of reserve for uncollectible interest of
 $7,584,144 and $5,549,030, respectively
 (Notes C and E)                                       231,116           25,880
Other assets                                            12,003            2,613

Total assets                                       $13,092,186      $17,367,488



                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                        $    14,324      $     5,887

Partners' equity (Note G)                           13,077,862       17,361,601

Total liabilities and partners' equity             $13,092,186      $17,367,488

                       The accompanying notes are an integral
                          part of the financial statements.

KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 1994, 1993 and 1992




                                              1994              1993           1992
Interest income:
   Mortgage notes receivable
    (Notes C, D and E)                      $ 1,020,409      $730,568     $   538,300
   Cash equivalents (Note F)                     39,741        46,236          70,065

       Total revenue                          1,060,150       776,804         608,365

Expenses:
   Expense reimbursements to affiliates
   (Note H)                                      96,608       106,630         103,069
   General and administrative                    64,122        63,280          90,484
   Provision for credit losses
   (Notes C, D and E)                         4,500,000         -           3,274,000

       Total expenses                         4,660,730       169,910       3,467,553

Net income (loss) (Note I)                  $(3,600,580)     $606,894     $(2,859,188)


Allocation of net income(loss)(Note G):

Per Unit of Limited Partner Interest
 (30,059 Units Outstanding)                 $   (118.59)     $  19.99     $    (94.17)

General Partners                            $   (36,006)     $  6,069     $   (28,592)


                         The accompanying notes are an integral
                            part of the financial statements.

                   KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                        STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  For the Years Ended December 31, 1994, 1993 and 1992

                                                                         Total
                                        Limited        General          Partners'
                                        Partners       Partners          Equity

Balance at December 31, 1991          $20,806,998     $ (92,457)       $20,714,541

Cash distributions                       (488,459)       (4,934)          (493,393)

Net loss                               (2,830,596)      (28,592)        (2,859,188)

Balance at December 31, 1992           17,487,943      (125,983)        17,361,960

Cash distributions                       (601,180)       (6,073)          (607,253)

Net income                                600,825         6,069            606,894

Balance at December 31, 1993           17,487,588      (125,987)        17,361,601

Cash distributions                       (676,327)       (6,832)          (683,159)

Net loss                               (3,564,574)      (36,006)        (3,600,580)

Balance at December 31, 1994          $13,246,687     $(168,825)       $13,077,862


                         The accompanying notes are an integral
                            part of the financial statements.

                KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                                STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 1994, 1993 and 1992



                                               1994           1993             1992
Operating activities:
   Net income (loss)                       $(3,600,580)     $ 606,894       $(2,859,188)
   Adjustment to reconcile net
    income (loss) to net cash provided
    by operating activities:
   Provision for credit losses               4,500,000            -           3,274,000
   Decrease (increase) in accrued
    interest receivable - mortgage
    notes                                     (205,236)         38,448          (64,328)
   Decrease (increase) in other
    receivable                                  (9,390)          6,678           33,027
   Increase (decrease) in liabilities            8,437         (10,551)          10,463

           Net cash provided by
            operating activities               693,231         641,469          393,974

Investing activities:
   Investment in mortgage
    notes receivable                             -            (994,873)           -
   Principal collection from
    mortgage notes receivable                   23,952           7,468            -

           Net cash provided by
            (used for) investing
            activities                          23,952        (987,405)           -

Financing activity:
   Distributions                             (683,159)        (607,253)        (493,393)

Net increase (decrease) in cash and
 cash equivalents                              34,024         (953,189)         (99,419)

Cash and cash equivalents,
   beginning of year                          992,640        1,945,829       2,045,248

Cash and cash equivalents,
   end of year                             $1,026,664       $  992,640      $1,945,829


                         The accompanying notes are an integral
                            part of the financial statements.

             KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                           NOTES TO FINANCIAL STATEMENTS


A.  Organization

      Krupp Institutional Mortgage Fund Limited Partnership (the "Partnership") was formed on November 15, 1984 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership was formed for the purpose of making participating mortgage loans ("the Participating Notes"), in the amount of up to 95% of the proceeds of the offering of units of limited partner interest (the "Units") to Krupp Equity Limited Partnership ("KELP") (see Note D). The Partnership terminates on December 31, 2013 unless earlier terminated upon the occurrence of certain events as set forth in the Partnership Agreement.

      The Partnership issued all of the General Partner Interests to The Krupp Corporation ("Krupp Corp.") and The Krupp Company Limited Partnership-III ("Krupp Co.-III"), in exchange for capital contributions aggregating $1,000. The General Partners made additional capital contributions of $4,207,560 which equals fourteen percent of the capital contributions of the Investor Limited Partners. The Partnership used these capital contributions to pay costs incurred in connection with its organization and the public offering of Units.

      On February 21, 1985 the Partnership, commenced the marketing and sale of the Units for $1,000 per Unit. The public offering was closed on December 5, 1985, at which time 30,059 Units had been sold.

B.  Significant Accounting Policies

      The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note I).
        Cash Equivalents

        The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. Cash equivalents are recorded at cost, which approximates current market value.

        Provisions for Credit Losses and Accrued Interest Reserves

        Mortgage notes receivable and accrued interest are recorded at the lower of cost or estimated net realizable value. The estimated net realizable value of the mortgage loans is based on current market estimates of the underlying properties held as collateral taking into factor tenant turnover, current and prospective occupancy levels, the current market competition and assumptions on potential proceeds that might be received upon sale. Given the uncertainty of real estate valuation in the current market, these market estimates could differ from the ultimate value obtained from a sale of such properties (see Note E).

        Impact of Recently Issued Financial Accounting Standards

        In May of 1993, the Financial Statement Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). SFAS 114 addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined.

        SFAS 114 will be adopted as of January 1, 1995. The impact is expected to be immaterial.
                                     Continued

KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

B.  Significant Accounting Policies, continued

        Income Taxes

        The Partnership is not liable for federal or state income taxes as Partnership income or loss is allocated to the partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and such examination results in a change in the Partnership's taxable income or loss, the change will be reported to the partners.

C.  Mortgage Notes Receivable

      The Partnership made loans to KELP, an affiliate of the Partnership, as provided under the Master Loan Agreement and Collateral Pledge Agreement (the "Agreements"). Under the terms of the Master Loan Agreement, Basic Interest accrued at the rate of 7.6% per annum and was payable quarterly in arrears on the unpaid principal balance of the Participating Notes which were due on December 31, 1992.

      KELP's properties began experiencing cash flow deficiencies, and beginning with the payment due April 1, 1991, KELP has not been able to pay fully the required quarterly interest payments. The terms of the Master Loan Agreement, which is in default currently, require KELP to pay the Partnership basic interest at a rate of 10% per annum, which accrues and is payable quarterly in arrears on the unpaid principal balance of the Participating Notes. The Participating Notes have technically matured.

      The Partnership has waived for 90 days the right to pursue its foreclosure remedies. It has received a payment equal to cash flow net of operating and administrative expenses and first mortgage obligations. This waiver is effective only with respect to the payment due January 1, 1995, and KIMF reserves its rights to take any action to which it is entitled in the event any future event of default occurs.

      The non-recourse first mortgage of $994,873 collateralized by Northeast Plaza matured in 1993. KELP had been unable to resolve refinancing issues with the original lender, and was also unable to find other financing sources even though its debt service payments were current. Therefore, the General Partners used a portion of working capital reserves to purchase the first mortgage note in order to preserve the Partnership's equity in the underlying property. By its action, the Partnership became the first lien holder of the property. In addition, the Partnership earns 10% from its first mortgage interest investment versus 4% to 6% earned on the working capital reserve balance.

                                     Continued

KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

C.  Mortgage Notes Receivable, Continued

      As of December 31, 1994, Mortgage Notes Receivable consist of the following:

                                                        Principal
                  Property                           1994            1993

     Northeast Plaza Shopping Center            $  6,963,453     $  6,987,405

     North Salado Village Shopping Center I        1,513,000        1,513,000

     North Salado Village Shopping Center II       6,000,000        6,000,000

     Village Green Apartments                      1,902,750        1,902,750

     W. Bell Plaza Shopping Center                 5,300,000        5,300,000

     North Oklahoma City Mall                           -           4,462,000

     Mortgage notes receivable
        collateralized by properties              21,679,203       26,165,155

     Remaining indebtedness from sale of
        properties                                 6,667,200        2,205,200

     Mortgage notes receivable before
        reserve                                   28,346,403       28,370,355

     Less: Loan loss reserve                     (16,524,000)     (12,024,000)

     Total mortgage notes receivable            $ 11,822,403     $ 16,346,355

             Northeast Plaza Shopping Center ("Northeast Plaza")

             Northeast Plaza is an 89,115 square foot shopping plaza located in Baton Rouge, Louisiana. On September 12, 1985, the Partnership loaned KELP $6,000,000 collateralized by a second mortgage on the Northeast Plaza and the Collateral Pledge Agreement.

             The non-recourse first mortgage is in the original amount of $994,873 evidenced by the modification of the promissory note dated August 31, 1993 extending the maturity date to December 31, 1995. The note requires monthly payments of $10,135 consisting of principal and interest at the rate of 10% per annum based on a 25 year amortization schedule.
             North Salado Village Shopping Center I ("North Salado I")

             North Salado I is an 84,108 square foot shopping center located in San Antonio, Texas. In 1985, the Partnership loaned KELP $1,453,000 and in 1990 the Partnership loaned to KELP an additional $60,000. These loans are collateralized by a second mortgage evidenced by a deed of trust and security agreement on North Salado I and the Collateral Pledge Agreement.

             North Salado Village Shopping Center II ("North Salado II")

             North Salado II is a 74,470 square foot shopping center adjacent to North Salado I located in San Antonio, Texas. On September 12, 1985, the Partnership loaned KELP $6,000,000 collateralized by a first mortgage evidenced by a deed of trust and security agreement on North Salado II and the Collateral Pledge Agreement.

                                     Continued

KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

C.      Mortgage Notes Receivable - Continued

             Village Green Apartments ("Village Green")

             Village Green is a 200-unit garden apartments complex located in Baldwinsville, New York. On December 19, 1985 and July 9, 1986, the Partnership loaned KELP $1,800,000 and $102,750, respectively, collateralized by a second mortgage and security agreement on Village Green and the Collateral Pledge Agreement.

             W. Bell Plaza Shopping Center ("W. Bell")

             W. Bell is a 43,400 square foot shopping center located in Oak Lawn, Illinois, a suburb of Chicago. On June 2, 1987, the Partnership loaned KELP $5,300,000 collateralized by a first mortgage evidenced by a deed of trust on W. Bell and the Collateral Pledge Agreement.

D.      Krupp Equity Limited Partnership

             KELP was formed on January 3, 1985 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. KELP terminates on December 31, 2005, unless earlier terminated upon the occurrence of certain events as set forth in its partnership agreement. KELP issued all of the General Partner Interests to two General Partners, Krupp Corp. and Krupp Co.-III, and issued all of the Limited Partner Interests to Krupp Co.-III. KELP received capital contributions from the two General Partners, Krupp Corp. and Krupp Co-III, totalling $480,000 which consisted of $204,000 in cash and $276,000 in promissory notes. KELP also received $6,984,086 of Limited Partner capital contributions from Krupp Co.-III consisting of cash, the assumption of a note payable to an affiliate in the amount of $1,550,013, and $2,514,388 in promissory notes. These promissory notes are pledged as additional collateral for the Participating Notes under the Master Loan Agreement and the Collateral Pledge Agreement.

                                     Continued

               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

D.      Krupp Equity Limited Partnership, Continued

             The purpose of KELP is to acquire, manage, operate and sell real estate and personal property; to borrow funds from the Partnership and other sources to finance the acquisition, management and operation of real estate and personal property related thereto. Condensed financial statements of KELP are as follows:

                          KRUPP EQUITY LIMITED PARTNERSHIP
                              CONDENSED BALANCE SHEETS
                             December 31, 1994 and 1993

                                    ASSETS
                                                        1994             1993
    Property, at cost (1)                           $ 30,660,597     $ 38,601,268
    Property valuation provision (1)                  (5,400,000)            -
    Accumulated depreciation                          (9,380,069)     (10,404,344)
                                                      15,880,528       28,196,924
    Other assets                                       1,047,545          534,682
       Total assets                                 $ 16,928,073     $ 28,731,606

                          LIABILITIES AND PARTNERS' DEFICIT

    Mortgage notes payable to KIMF (1)              $ 28,346,403     $ 28,370,355
    Mortgage notes payable (1)                         7,676,531       10,824,303
    Notes payable to an affiliate                        300,000          300,000
    Note payable                                           -               61,250
    Accrued interest payable to an affiliates          8,089,139        5,824,312
    Due to affiliates                                    669,473          669,191
    Other liabilities                                    605,065          615,317
       Total liabilities                              45,686,611       46,664,728
    Partners' deficit                                (28,758,538)     (17,933,122)

       Total liabilities and partners' deficit      $ 16,928,073     $ 28,731,606


        (1) On September 30, 1994, NOC Mall was sold to an unaffiliated third party for $2,350,000. The net proceeds were used to make payment on the first mortgage loan. The Partnership sold NOC Mall after a year and a half of negotiations with the lender. During this period, the payment to the first mortgage note holder was reduced to the property's cash flow. The Partnership recorded a loss on the sale and a gain for forgiveness of debt on the first mortgage note payable which was not paid in full.

               On December 31, 1994, the General Partners of KELP determined that the carrying value of its retail properties exceeded the Partnerships' net realizable value resulting in charges against earnings totalling $5,400,000 in 1994.


                                     Continued

KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

D.      Krupp Equity Limited Partnership, Continued

                         KRUPP EQUITY LIMITED PARTNERSHIP

                        CONDENSED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                       1994             1993            1992

  Revenues                         $  4,320,747     $ 4,948,305     $ 5,382,100
  Property operating expenses        (2,074,159)     (2,517,167)     (2,706,361)
  Operating income                    2,246,588       2,431,138       2,675,739

  Depreciation and amortization      (1,218,383)     (1,491,975)     (1,665,532)
  Interest                           (4,038,180)     (4,329,468)     (3,843,215)

  Net loss before gain(loss)on
    sale of properties, property
    valuation provision, and
    extraordinary gain               (3,009,975)     (3,390,305)     (2,833,008)

  Gain (loss) on sale of
    properties                       (3,592,179)      2,297,192           -
  Property valuation provision       (5,400,000)          -               -

  Net loss before extraordinary
    gain                            (12,002,154)     (1,093,113)     (2,833,008)

  Extraordinary gain - debt
    forgiveness                       1,176,738           -               -

  Net loss                         $(10,825,416)    $(1,093,113)    $(2,833,008)

             It is expected that KELP will continue to be unable to pay its stated debt service obligation to KIMF. The general partners of KELP have attempted to mitigate the cash flow issues in the following ways: 1) the general partners or the limited partner of KELP have funded certain prior deficits through capital contributions; 2) the general partners of KELP have arranged for borrowings to cover certain prior deficits; 3) KELP has remitted to the Partnership all available cash flow from the properties; and 4) the management agent for the properties (an affiliate of the general partners of KELP) has continued to serve even though it is not receiving payment of property management fees. KELP will continue to monitor expenses and implement rent increases as market conditions permit in order to increase cash flow from the properties.

E.      Provision for Credit Losses and Accrued Interest Reserves

             The General Partners of the Partnership recorded a provision for credit losses of $4,500,000 for 1994. Previously, the Partnership had recorded a provision of $12,024,000. The Partnership also recorded provisions for uncollectible interest of $2,035,114 for 1994, $2,252,712 for 1993 and $1,646,859 for 1992. These
             cumulative provisions are booked against the carrying value of the assets in order to reflect management's current estimates of the underlying property values which, given the inherent uncertainty of real estate valuation in the current market, could differ from the ultimate value obtained upon sale of such properties.

                                     Continued

KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

F.      Cash and Cash Equivalents

             Cash and cash equivalents at December 31, 1994 and 1993 consisted of the following:

                                                  1994             1993
        Cash and money market accounts         $  130,297         $195,261
        Commercial paper and certificates
          of deposit                              896,367          797,379
                                               $1,026,664         $992,640

             Commercial paper and certificates of deposit at December 31, 1994 represents corporate issues complying with Section 3.04 of the Partnership Agreement maturing in the first quarter of 1995 with yields of 5.36% to 6.03% per annum.

G.      Partners' Equity

             Net profits or net losses from Partnership operations, excluding Additional Interest on the Participating Notes, shall be determined as of the end of each fiscal year, and allocated ninety-nine percent (99%) to the class of Limited Partners and one percent (1%) to the class of General Partners.

             Net profits, net losses and Distributable Cash from operations allocated to the Limited Partners has been apportioned among the Limited Partners in the ratio to which the number of Units owned by each of them bears to the total number of Units owned by all of them. The interest of the class of General Partners in net profits, net losses and distributions of Distributable Cash from Operations and Surplus Funds, as defined, has been allocated proportionately among the General Partners according to their respective invested capital.

             Distributable Cash From Operations has been distributed ninety-nine percent (99%) to the class of Limited Partners and one percent (1%) to the class of General Partners. Surplus Funds received by the Partnership, as defined in the Partnership Agreement, are to be allocated differently than that described above.

             As of December 31, 1994, the following cumulative Partner contributions and allocations were made since inception of the
             Partnership:

                                     Limited           General
                                     Partners          Partners          Total

    Capital contributions          $ 30,059,000       $ 4,208,560     $ 34,267,560

    Syndication costs                    -             (4,157,560)      (4,157,560)

    Cash distributions              (14,239,897)         (143,839)     (14,383,736)

    Net loss                         (2,572,416)          (75,986)      (2,648,402)
                                   $ 13,246,687       $  (168,825)    $ 13,077,862

                                      Continued

KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

H.      Related Party Transactions

             The Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with the distributions made by the Partnership; communications, bookkeeping and clerical work necessary in maintaining relations with Limited Partners and accounting and computer services necessary for the maintenance of the books and records of the Partnership.

I.      Federal Income Taxes

             The reconciliation of the net loss reported in the accompanying statement of operations with the net income reported in the partnership's 1994 federal income tax return is as follows:

    Net loss per statement of operations                         $(3,600,580)
      Add:   Book to tax difference due to provision
              for credit losses                                    4,500,000
             Income recognized for tax not book                        3,998
    Net income for federal income tax purposes                   $   903,418

    The allocation of net income for federal income tax purposes for 1994 is as follows:

                                   Portfolio        Portfolio
                                    Income           Expense          Total

        Limited Partners           $1,053,507       $159,123        $894,384

        General Partners               10,641          1,607           9,034
                                   $1,064,148       $160,730        $903,418


