Form 10-Q
period 1995-03-31
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1995-05-09
CIK 757549

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995

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

                                   BALANCE SHEETS

                                       ASSETS

                                                           March 31,     December 31,
                                                             1995           1994

Mortgage notes receivable, net of loan loss
 reserve of $16,524,000 (Notes 2 and 3)                   $11,816,033    $11,822,403
Cash and cash equivalents                                   1,269,205      1,026,664

Accrued interest receivable - mortgage notes,
 net of reserve for uncollectible interest of
 $7,998,420 and $7,584,144, respectively
 (Note 3)                                                    294,680         231,116
Other assets                                                   17,541         12,003

          Total assets                                    $13,397,459    $13,092,186


                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                               $   158,637    $   14,324

Partners' equity (Note 4)                                  13,238,822     13,077,862

          Total liabilities and partners' equity          $13,397,459    $13,092,186

                   The accompanying notes are an integral
                      part of the financial statements.

            KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                          STATEMENTS OF OPERATIONS


                                                            For the Three Months
                                                            Ended March 31,
                                                            1995           1994

Interest income:
    Mortgage notes receivable (Notes 2 and 3)             $318,714       $224,653
    Cash equivalents                                        13,887          7,502

            Total interest income                          332,601        232,155

Expenses:
    Expense reimbursements to affiliates                    12,816         26,835
    General and administrative                               7,012         15,268

            Total expenses                                  19,828         42,103

Net income        $312,773                                $190,052

Allocation of net income (Note 4):

    Per Unit of Limited Partner Interest
     (30,059 Units Outstanding)                           $  10.30       $   6.26

    General Partners                                      $  3,128       $  1,900


The accompanying notes are an integral
                          part of the financial statements.

            KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                          STATEMENTS OF CASH FLOWS


                                                                   For the Three Months
                                                                     Ended March 31,
                                                                  1995          1994
Operating activities:
 Net income                                                       $  312,773   $ 190,052
 Adjustments to reconcile net income to net cash
  provided by operating activities:
        Increase in accrued interest receivable -
         mortgage notes                                             (63,564) (174,135)
        Decrease (increase) in other assets                          (5,538)       351
        Increase (decrease) in liabilities                          144,313       (352)

               Net cash provided by operating
                activities                                          387,984     15,916

Investing activity:
 Principal collections from mortgage notes receivable                 6,370      5,766

Financing activity:
 Distributions                                                     (151,813)   (75,907)

Net increase (decrease) in cash and cash equivalents                242,541    (54,225)

Cash and cash equivalents, beginning of period                    1,026,664    992,640

Cash and cash equivalents, end of period                         $1,269,205  $ 938,415


                          The accompanying notes are an integral
                             part of the financial statements.

                   KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                               NOTES TO FINANCIAL STATEMENTS


(1)  Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of The Krupp Corporation and The Krupp Company Limited Partnership-III ("Krupp Co.-III"), the General Partners of Krupp Institutional Mortgage Fund Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information relevant to significant accounting policies followed by the Partnership.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1995 and its results of operations and cash flows for the three months ended March 31, 1995 and 1994.

     The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Krupp Equity Limited Partnership ("KELP")

     Condensed financial statements of KELP are as follows:

                          CONDENSED BALANCE SHEETS

                                   ASSETS
                                                            March 31,       December 31,
                                                              1995              1994

     Property at cost                                     $30,685,409       $30,660,597
     Property valuation provision                          (5,400,000)       (5,400,000)
     Accumulated depreciation                              (9,454,570)       (9,380,069)
                                                           15,830,839        15,880,528
     Other assets                                             920,063         1,047,545
       Total assets                                       $16,750,902       $16,928,073

                                  Continued

            KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

(2)  Krupp Equity Limited Partnership, Continued


LIABILITIES AND PARTNERS' DEFICIT

     Mortgage notes payable to KIMF                       $ 28,340,033   $ 28,346,403
     Mortgage notes payable                                  7,643,832      7,676,531
     Notes payable to an affiliate                             300,000        300,000
     Accrued interest payable to affiliates                  8,574,644      8,089,139
     Due to affiliates                                         654,857        669,473
     Other liabilities                                         432,994        605,065
       Total liabilities                                    45,946,360     45,686,611
     Partners' deficit                                     (29,195,458)(28,758,538)

       Total liabilities and partners' deficit            $ 16,750,902   $ 16,928,073


                              CONDENSED STATEMENTS OF OPERATIONS

                                                             For the Three Months
                                                               Ended March 31,
                                                             1995           1994

     Revenues                                             $ 873,284      $ 1,118,822
     Property operating expenses                           (315,174)        (626,564)
     Income before depreciation,
      amortization and interest                             558,110          492,258
     Depreciation and amortization                          (78,724)        (314,932)
     Interest                                              (916,306)      (1,025,312)

       Net loss                                           $(436,920)     $ (847,986)

(3)  Accrued Interest Reserves

     The Partnership has recorded additional reserves for uncollectible interest of $414,276 for 1995. The General Partners have estimated that $294,680 of the current interest receivable due on the Participating Notes is collectible. The mortgage note and interest reserves are recorded against the carrying value of the assets to reflect management's current estimates of the underlying property values which, given the inherent uncertainty of real estate valuation in the current market, could differ significantly from the ultimate value obtained from such properties.

     The Partnership has waived for 90 days the right to pursue its foreclosure remedies. It has received a payment equal to cash flow net of operating and administrative expenses and first mortgage obligations. This waiver is effective only with respect to the payment due April 1995, and KIMF reserves its rights to take any action to which it is entitled in the event any future event of default occurs.

                                  Continued
            KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS, Continued


(4)  Summary of Changes in Partners' Equity

     A summary of changes in partners' equity (deficit) for the three months ended March 31, 1995 is as follows:

                                             Total
                           Limited         General         Partners'
                             Partners      Partners         Equity

     Balance at
     December 31, 1994  $13,246,687        $(168,825)     $13,077,862

     Net income               309,645       3,128        312,773

     Cash distributions    (150,295)     (1,518)    (151,813)

     Balance at
     March 31, 1995     $13,406,037        $(167,215)     $13,238,822

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

     KELP's properties have not generated cash flow sufficient to meet the terms of their existing obligations. The retail centers have suffered historically from an economic downturn in retail sales beginning in the late 1980s. Recently, the properties have maintained a consistent level of operating cash flow. However, the properties held by KELP have not materially increased in value since the depressed state of the real estate markets in much of the United States made it unlikely that the properties would be sold at other than very unattractive prices.

     The partners of KELP have made cumulative capital contributions of approximately $4,673,000 to cover prior operating deficits and have arranged for certain short-term borrowings. Additionally, the affiliated management agent has not received payment of management fees since 1991. The General Partners of the Partnership have declined to proceed toward foreclosure because they determined that there were advantages to allowing KELP to continue to own the properties.

     By proceeding in this fashion, the General Partners are seeking to avoid a disposition of the portfolio at "forced liquidation" prices. The General Partners intend to closely monitor the operations of each property and the state of the market in which each property is located. At such time as the Partnership believes the disposition of a property by KELP would produce an attractive level of proceeds to the Partnership under the Master Loan Agreement, the General Partners will take the appropriate steps on behalf of the Partnership to require a sale by KELP or commence foreclosure proceedings with respect to such property.

Operations

     The increase in interest earned on cash equivalents for the three months ended March 31, 1995 as compared to the same period in 1994 is due to higher interest rates and balances of investments.

     Mortgage interest income for the three months ended March 31, 1995, as compared to the same period in 1994, increased due to higher cash flow payments from the KELP properties.

     Additionally, the Partnership has experienced a reduction in expenses due to savings in investor service costs during the three months ended March 31, 1995. Certain of these cost savings are anticipated to continue throughout 1995.

Distributable Cash from Operations

     Distributable Cash from Operations, as defined by Section 5.1 of the Partnership Agreement, is equivalent to the net income of the Partnership.


                                  Continued

KELP's Results of Operations

    The following table presents an analysis of KELP'S cash flow for the three months ended March 31,1995 and 1994.

                                                       1995            1994
    Cash flow from properties before
     mortgage debt service and capital
     improvement expenditures and reserves          $  565,000      $ 563,000


    Mortgage debt service exclusive of
     amounts due to Partnership                      (239,000)     (357,000)

    Capital improvement expenditures                  (25,000)        (6,000)

    Contribution to capital improvement
     reserve                                           (6,000)          -

    Cash flow from properties before
     mortgage debt service to the
     Partnership                                      295,000         200,000

    Mortgage debt service to the
     Partnership                                     (295,000)       (200,000)

    KELP general and administrative
     expenses                                          (6,000)        (19,000)

            Cash Flow Deficit                       $  (6,000)      $ (19,000)

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



            Krupp Institutional Mortgage Fund Limited Partnership
                                 (Registrant)



               BY:    /s/Marianne Pritchard
                      Marianne Pritchard
                      Treasurer of The Krupp Corporation,
                      a General Partner.



DATE:  May 4, 1995