Form 10-Q
period 1995-06-30
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1995-08-11
CIK 757549

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

                                BALANCE SHEETS


                                    ASSETS


                                                  June 30,     December 31,
                                                    1995          1994

Mortgage notes receivable, net of loan loss
   reserve of $16,524,000 (Notes 2 and 3)       $11,809,503    $11,822,403
Cash and cash equivalents                         1,297,264      1,026,664
Accrued interest receivable - mortgage notes,
   net of reserve for uncollectible interest
   of $8,519,381 and $7,584,144, respectively
   (Note 3)                                         195,872        231,116
Other assets                                          1,906         12,003

Total assets                                    $13,304,545    $13,092,186


                       LIABILITIES AND PARTNERS' EQUITY


Liabilities                                     $    10,324    $    14,324

Partners' equity (Note 4)                        13,294,221     13,077,862

Total liabilities and partners' equity          $13,304,545    $13,092,186



                    The accompanying notes are an integral
                       part of the financial statements.

             KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS



                                   For the Three            For the Six
                                     Months Ended           Months Ended
                                       June 30,              June 30,
                                   1995      1994        1995        1994
Interest income:
   Mortgage notes receivable
   (Notes 2 and 3)               $219,745  $263,339    $538,459    $487,992
   Cash equivalents                16,566    10,931      30,453      18,433


      Total interest income       236,311   274,270     568,912     506,425

Expenses:
   Expense reimbursements
      to affiliates                12,816    26,836      25,632      53,671
   General and administrative      16,283    18,845      23,295      34,113

      Total expenses               29,099    45,681      48,927      87,784

Net income                       $207,212  $228,589    $519,985    $418,641


Allocation of net income (Note 4):

   Per Unit of Limited Partner
      Interest (30,059 Units
      outstanding)               $   6.82  $   7.53    $  17.13    $  13.79

   General Partners              $  2,072  $  2,286    $  5,200    $  4,186


                    The accompanying notes are an integral
                       part of the financial statements.

             KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS



                                                      For the Six Months
                                                        Ended June 30,
                                                       1995        1994
Operating activities:
   Net income                                       $  519,985  $ 418,641
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Changes in assets and liabilities:
            Decrease (increase) in accrued interest
               receivable-mortgage notes                35,244   (212,968)
            Decrease (increase) in other assets         10,097     (1,274)
            Increase (decrease) in liabilities          (4,000)     5,183

                  Net cash provided by
                     operating activities              561,326    209,582

Investing activity:
   Decrease in mortgage notes receivable                12,900     11,678

Financing activity:
   Distributions                                      (303,626)  (227,720)


Net increase (decrease) in cash and
   cash equivalents                                    270,600     (6,460)

Cash and cash equivalents, beginning of period       1,026,664    992,640

Cash and cash equivalents, end of period            $1,297,264  $ 986,180

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

    In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1995, its results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

    The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Krupp Equity Limited Partnership ("KELP")

    Condensed financial statements of KELP are as follows:

                           CONDENSED BALANCE SHEETS

                                    ASSETS
                                                  June 30,      December 31,
                                                   1995             1994

    Property, at cost                           $30,730,504     $30,660,597
       Property valuation provision              (5,400,000)     (5,400,000)
       Accumulated depreciation                  (9,529,851)     (9,380,069)
                                                 15,800,653      15,880,528

       Other assets                                 860,535       1,047,545

            Total assets                        $16,661,188     $16,928,073

                                   Continued

             KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

(2) Krupp Equity Limited Partnership ("KELP"), Continued

                       LIABILITIES AND PARTNERS' DEFICIT

                                                  June 30,      December 31,
                                                    1995            1994
    Mortgage notes payable to KIMF              $ 28,333,503    $ 28,346,403
    Mortgage notes payable                         7,610,347       7,676,531
    Notes payable to an affiliate                    300,000         300,000
    Accrued interest payable to an affiliates      9,004,381       8,089,139
    Due to affiliates                                624,097         669,473
    Other liabilities                                496,841         605,065

       Total liabilities                          46,369,169      45,686,611

    Partners' deficit                            (29,707,981)    (28,758,538)

       Total liabilities and partners'
          deficit                               $ 16,661,188    $ 16,928,073


                      CONDENSED STATEMENTS OF OPERATIONS

                                   For the                   For the
                              Three Months Ended         Six Months Ended
                                   June 30,                June 30,
                              1995         1994         1995          1994

    Revenues               $ 849,533    $1,161,971  $ 1,722,817   $ 2,280,793
    Property
       operating
          expenses          (359,422)     (613,039)    (674,596)   (1,239,604)
    Income before
       depreciation,
       amortization and
       interest              490,111       548,932    1,048,221     1,041,189
    Depreciation and
       amortization          (79,472)     (319,310)    (158,196)     (634,242)
    Interest expense        (923,162)   (1,034,244)  (1,839,468)   (2,059,556)

    Net loss               $(512,523)   $ (804,622) $  (949,443)  $(1,652,609)

(3) Accrued Interest Receivable

    The Partnership has recorded additional reserves for uncollectible interest of $935,237 for 1995. The General Partners have estimated that $195,872 of the current interest receivable due on the Participating Notes is collectible. The mortgage note and interest reserves are recorded against the carrying value of the assets to reflect management's current estimates of the underlying property values which, given the inherent uncertainty of real estate valuation in the current market, could differ significantly from the ultimate value obtained from such properties.

                                   Continued

             KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

(3) Accrued Interest Receivable - Continued

    The Partnership has waived for 90 days the right to pursue its foreclosure remedies. It has received a payment equal to cash flow net of operating and administrative expenses and first mortgage obligations. This waiver is effective only with respect to the payment due July 1995, and KIMF reserves its rights to take any action to which it is entitled in the event any future event of default occurs.

(4) Summary of Changes in Partners' Equity

    A summary of changes in partners' equity (deficit) for the six months ended June 30, 1995 is as follows:

                                                                 Total
                                  Limited        General        Partners'
                                  Partners       Partners        Equity

     Balance at
     December 31, 1994           $13,246,687    $(168,825)     $13,077,862

     Net income                      514,785        5,200          519,985

     Cash distributions             (300,590)      (3,036)        (303,626)

     Balance at
     June 30, 1995               $13,460,882    $(166,661)     $13,294,221


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

   KELP's properties have not generated cash flow sufficient to meet the terms of their existing obligations. Historically, retail centers have suffered from an economic downturn in retail sales beginning in the late 1980s. Recently, the properties have maintained a consistent level of operating cash flow. However, the properties held by KELP have not materially increased in value since the depressed state of the real estate markets in much of the United States made it unlikely that the properties would be sold at other than very unattractive prices.

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

Operations

   The increase in interest earned on cash equivalents for the three and six months ended June 30, 1995 as compared to the same periods in 1994 is due to higher interest rates and balances of investments.

   Mortgage interest income for the three and six months ended June 30, 1995, as compared to the same periods in 1994, increased due to higher cash flow payments from the KELP properties.

   Additionally, the Partnership has experienced a reduction in expenses due to savings in investor service costs during the three and six months ended June 30, 1995. These cost savings are anticipated to continue throughout 1995.

Distributable Cash from Operations

   Distributable Cash from Operations, as defined by Section 5.1 of the Partnership Agreement, is equivalent to the net income of the Partnership.

                                   Continued

             KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

KELP's Results of Operations

The following table reflects the analysis of KELP's cash flow for the three and six months ended June 30, 1995 and 1994:

                                      For the                 For the
                                    Three Months            Six Months
                                 Ended June 30,             Ended June 30,
                                   1995       1994        1995        1994

Cash flow from Properties
   before mortgage debt
   service and capital
   improvement expenditures
   and reserves                $ 475,000   $ 612,000   $1,040,000  $1,175,000


Mortgage debt service
   exclusive of amounts
   due to Partnership           (238,000)   (358,000)    (477,000)  (715,000)

Capital improvement
   expenditures                  (45,000)    (15,000)     (70,000)   (21,000)

Release of (contribution to)
   capital improvement
   reserve                         4,000        -          (2,000)       -

Cash flow from properties
   before mortgage debt
   service to the Partnership    196,000     239,000      491,000     439,000

Mortgage debt service to the
   Partnership                  (196,000)   (239,000)    (491,000)  (439,000)

KELP general and
   administrative expenses        (7,000)     (1,000)     (13,000)   (15,000)

   Cash (Deficit) (1)          $  (7,000)  $  (1,000)  $  (13,000) $ (15,000)

(1) Cash deficit equals net loss plus depreciation, amortization, unpaid Participating Note interest less mortgage principal payments, and capital improvement expenditures and capital improvement reserves.

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



                       Krupp Institutional Mortgage Fund Limited Partnership
                                           (Registrant)



                       BY:  /s/Marianne Pritchard
                            Marianne Pritchard
                            Treasurer of The Krupp Corporation,
                            a General Partner



DATE: August 4, 1995