Form 10-Q
period 1995-09-30
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1995-11-09
CIK 757549

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995

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

                                BALANCE SHEETS


                                    ASSETS

                                                September 30,  December 31,
                                                    1995          1994

Mortgage notes receivable, net of loan loss
   reserve of $16,524,000 (Notes 2 and 3)       $11,802,807    $11,822,403
Cash and cash equivalents                         1,367,187      1,026,664
Accrued interest receivable - mortgage notes,
   net of reserve for uncollectible interest
   of $9,143,010 and $7,584,144, respectively
   (Note 3)                                         101,082        231,116
Other assets                                          1,594         12,003

      Total assets                              $13,272,670    $13,092,186


                       LIABILITIES AND PARTNERS' EQUITY


Liabilities                                     $    11,478    $    14,324

Partners' equity (Note 4)
   Limited Partners (30,059
    Units outstanding)                           13,428,183     13,246,687
   General Partners                                (166,991)      (168,825)

      Total Partners' equity                     13,261,192     13,077,862


      Total liabilities and partners' equity    $13,272,670    $13,092,186


                    The accompanying notes are an integral
                       part of the financial statements.

                    KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                                  STATEMENTS OF OPERATIONS



                                        For the Three Months Ended  For the Nine Months Ended
                                              September 30,               September 30,
                                          1995              1994      1995            1994

Interest income:
  Mortgage notes receivable
    (Notes 2 and 3)                     $124,791          $274,461  $663,250        $762,453
  Cash equivalents and short-
    term investments                      19,455             7,906    49,908          26,339

       Total interest income             144,246           282,367   713,158         788,792

Expenses:
  Expense reimbursements to
    affiliates    12,816                  26,835            38,448    80,506
  General and administrative              12,646            12,881    35,941          46,994

       Total expenses                     25,462            39,716    74,389         127,500

Net income                              $118,784          $242,651  $638,769        $661,292

Allocation of net income (Note 4):

  Per Unit of Limited Partner
    Interest (30,059 Units
    outstanding)                        $   3.91          $   7.99  $  21.04        $  21.78

  General Partners                      $  1,188          $  2,427  $  6,388        $  6,613

                       The accompanying notes are an integral
                          part of the financial statements.

             KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS



                                                   For the Nine Months Ended
                                                        September 30,
                                                      1995           1994
Operating activities:
   Net income                                      $  638,769     $  661,292
   Adjustments to reconcile net income to
      net cash provided by operating activities:
       Changes in assets and liabilities:
         Decrease (increase) in accrued interest
            receivable-mortgage notes                 130,034            (45)
         Decrease(increase) in other assets            10,409       (224,237)
         Increase (decrease) in  liabilities           (2,846)        10,717

            Net cash provided by operating
               activities                             776,366        447,727

Investing activity:
   Decrease in mortgage note receivable                19,596         17,738

Financing activity:
   Distributions                                     (455,439)      (379,533)

Net increase in cash and cash equivalents             340,523         85,932

Cash and cash equivalents, beginning of period      1,026,664        992,640

Cash and cash equivalents, end of period           $1,367,187    $ 1,078,572


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

    In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1995, its results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.

    The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of
    Financial                                   Condition and Results of
    Operations included in this report.

    Certain prior year balances have been reclassified to conform with current year financial statement presentation.

(2) Krupp Equity Limited Partnership ("KELP")

    Condensed financial statements of KELP are as follows:

                           CONDENSED BALANCE SHEETS


ASSETS
                                                September 30,     December 31,
                                                    1995              1994

    Property, at cost                           $30,902,653       $30,660,597
       Property valuation provision              (5,400,000)       (5,400,000)
       Accumulated depreciation                  (9,607,920)       (9,380,069)
                                                 15,894,733        15,880,528
       Other assets                                 931,220         1,047,545

            Total assets                        $16,825,953       $16,928,073



                                   Continued

            KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

(2)   Krupp Equity Limited Partners, Continued

                      LIABILITIES AND PARTNERS' DEFICIT

                                                September 30,   December 31,
                                                    1995            1994

      Mortgage notes payable to KIMF            $ 28,326,807    $ 28,346,403
      Mortgage notes payable (A)                   7,576,055       7,676,531
      Notes payable to an affiliate                  300,000         300,000
      Accrued interest payable to affiliates       9,540,886       8,089,139
      Due to affiliates                              651,196         669,473
      Other liabilities                              634,726         605,065

         Total liabilities                        47,029,670      45,686,611

      Partners' deficit                          (30,203,717)    (28,758,538)

         Total liabilities and partners'
            deficit                             $ 16,825,953    $ 16,928,073


                         CONDENSED STATEMENTS OF OPERATIONS

                            For the Three Months Ended   For the Nine Months Ended
                                   September 30,               September 30,
                               1995            1994         1995           1994
      Revenues              $ 870,535      $ 1,127,779   $ 2,593,352   $ 3,408,572
      Property operating
         expenses            (353,794)        (624,826)   (1,028,390)   (1,864,330)
      Operating income        516,741          502,953     1,564,962     1,544,242

      Depreciation and
         amortization         (82,301)        (319,230)     (240,497)     (953,472)
      Interest               (930,176)      (1,056,147)   (2,769,644)   (3,115,703)
      Net loss before loss
         on sale of
         property            (495,736)        (872,424)   (1,445,179)   (2,524,933)
      Loss on sale of
         property                -          (2,306,573)         -       (2,306,573)

      Net loss              $(495,736)     $(3,178,997)  $(1,445,179)  $(4,831,506)



(A) On October 31, 1995, the Partnership refinanced the first mortgage note payable of North Salado Village Shopping Center for $2,972,130. The terms of the new mortgage require principal and interest payments at a rate of 9.25% per annum. The new mortgage may be prepaid without penalty at any time and will mature on November 15, 2009. Closing costs for there financing were approximately $80,000.



                                   Continued

             KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

(3)   Accrued Interest Reserves and Cash Flow Payments

      The Partnership has recorded additional reserves for uncollectible interest of $1,558,866 for 1995. The General Partners have estimated that $101,082 of the current interest receivable due on the Participating Notes is collectible. The mortgage note and interest reserves are recorded against the carrying value of the assets to reflect management's current estimates of the underlying property values which, given the inherent uncertainty of real estate valuation in the current market, could differ significantly from the ultimate value obtained from such properties.

      The Partnership has waived for 90 days the right to pursue its foreclosure remedies. It has received a payment equal to cash flow net of operating and administrative expenses and first mortgage obligations. This waiver is effective only with respect to the payment due October 1995, and KIMF reserves its rights to take any action to which it is entitled in the event any future event of default occurs.

(4)   Summary of Change in Partners' Equity

      A summary of changes in partners' equity (deficit) for the nine months ended September 30, 1995 is as follows:

                                                                 Total
                                     Limited       General      Partners'
                                     Partners      Partners      Equity

      Balance at
         December 31, 1994          $13,246,687    $(168,825)  $13,077,862

      Net income                        632,381        6,388       638,769

      Distributions                    (450,885)      (4,554)     (455,439)

      Balance at
         September 30, 1995         $13,428,183    $(166,991)  $13,261,192


             KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
   Currently, the Partnership has sufficient liquidity to meet its operating needs. The most significant capital need is distributions to investors. However, distributions are currently dependent on cash flow received from KELP's interest payments on the Participating Notes.

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

   By proceeding in this fashion, the General Partners are seeking to avoid a disposition of the portfolio at "forced liquidation" prices. The General Partners intend to closely monitor the operations of each property and the state of the market in which each property is located. At such time as the Partnership believes the disposition of a property by KELP would produce an attractive level of proceeds to the Partnership under the Master Loan Agreement, the General Partners will take the appropriate steps on behalf of the Partnership to require a sale by KELP or commence foreclosure proceedings with respect to such property. The General Partners of KELP are beginning the marketing of Village Green Apartments and North Salado Village Shopping Center.

Operations

   The increase in interest earned on cash equivalents for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 is due to higher interest rates and balances of investments.
   Mortgage interest income for the three and nine months ended September 30, 1995, as compared to the same periods in 1994, decreased due to lower cash flow payments from the KELP properties.


   Additionally, the Partnership has experienced a reduction in expenses due to savings in investor service costs during the three and nine months ended September 30, 1995. These cost savings are anticipated to continue throughout 1995.

Distributable Cash from Operations

  Distributable Cash from Operations, as defined by Section 5.1 of the Partnership Agreement, is equivalent to the net income of the Partnership.


KELP's Results of Operations

   The following table reflects the analysis of KELP's cash flow for the three and nine months ended September 30, 1995 and 1994 (rounded to thousands):

                                 For the Three Months       For the Nine Months
                                  Ended September 30,       Ended September 30,
                                    1995       1994           1995        1994
   Cash Flow from properties
      before mortgage debt service
      and capital improvement
      expenditures and reserves  $ 518,000   $ 561,000    $1,558,000   $1,736,000
   Mortgage debt service
      exclusive of amounts
      due to Partnership          (239,000)   (360,000)     (716,000)  (1,075,000)
   Capital improvement
      expenditures                (172,000)    (31,000)     (242,000)     (52,000)

   Contribution to capital
      improvement reserve           (6,000)       -           (8,000)        -

   Cash flow from properties
      before mortgage debt
      service to the
      Partnership                  101,000     170,000       592,000      609,000

   Mortgage debt service to the
      Partnership                 (101,000)   (170,000)     (592,000)    (609,000)
   KELP general and
      administrative
      expense                       (3,000)    (12,000)      (16,000)     (27,000)
         Cash Deficit (1)        $  (3,000)  $ (12,000)   $  (16,000)  $  (27,000)

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



DATE:  November 3, 1995