Form 10-K
period 1995-12-31
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1996-04-01
CIK 757549

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended       December 31, 1995
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

   (Registrant's telephone number, including area code)(617) 423-2233

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

   Documents incorporated by reference:  See Part IV, Item 14(b) on pages 8-
   9.

   The exhibit index is located on pages 8-9.

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

      KELP's properties began experiencing cash flow difficulties and, beginning with the payment due April 1, 1991, KELP has not been able to fully pay the required quarterly interest payments. The terms of the Master Loan Agreement, which is currently in default, require KELP to pay the Partnership basic interest at a rate of 10% per annum on the Participating Notes.

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

      As a result of KELP's difficulties: 1) KELP has remitted to the Partnership all cash flow generated by the properties after operating and administrative expenses and senior mortgage obligations ("KELP Cash Flow") and the Partnership has not exercised its foreclosure rights under the Master Loan Agreements with respect to KELP's defaults; 2) interest and late charges on the Partnership's Participating Notes have continued to accrue although reserved against; 3) since 1991, as a consequence of the default, the management agent of KELP's properties (an affiliate of its general partners) has continued to serve even though it is not receiving any payment of property management fees.

      As a result of management's annual assessment of the carrying value of the Participating Notes, which is based on the fair value of underlying properties considering such factors as tenant turnover, current and prospective occupancy levels, the current market competition and assumptions on potential proceeds that might be received upon sale, the General Partner of KELP determined that the carrying value of its investments exceeded its net realizable value. As of December 31, 1995, KELP has reduced the carrying value of its real estate by $5,986,000. Accordingly, the Partnership has recorded a cumulative provision for credit losses of $16,524,000, against the outstanding mortgage note receivable balance of $28,319,943, on its related mortgage loans.

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

      The General Partners estimate that this disposition process, which has been ongoing through 1995 and earlier, could take several years. Limited Partners should note that the deferral of property dispositions defers significant tax liabilities of all Partners. It also defers the due date on certain notes totalling $2,790,388 issued by the partners of KELP, which have been pledged to the Partnership under a Collateral Pledge Agreement. See Note D to the Financial Statements included in Appendix A of this report.

      As a result of the above mentioned disposition activities, subsequent to year end KELP sold Village Green Apartments to an unaffiliated third party for $5,200,000. As a result of the Village Green sale, the Partnership will receive all available net cash proceeds from KELP. Additionally, KELP has entered into a purchase and sale agreement with an unaffiliated buyer for the purchase of North Salado Village Shopping Center at a contracted sale price of $7,350,000. For details of each transaction see Note D to the Financial Statements included in Appendix A of this report.

      As of December 31, 1995, the Partnership did not employ any personnel.

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

      The number of Limited Partners as of December 31, 1995 was approximately

   3,300.

      The Partnership made the following distributions to its Partners during the fiscal year ended December 31, 1995 and 1994:

                                                      1995                 1994

                                                  $     Per Unit       $     Per Unit

            Limited Partners (30,059 Units)   $676,327  $22.50     $676,327  $22.50

            General Partners                     6,832                6,832
                                              $683,159             $683,159

      One of the objectives of the Partnership is to generate cash available for quarterly distribution. However, there is no assurance that future cash flows from KELP will be available for quarterly distributions.

      As a result of the financial condition of the KELP properties and the reduction in the debt service payments made by KELP to the Partnership, the Partnership has made quarterly distributions at rates that fluctuate from .25% to .625% of the invested proceeds.

   ITEM 6.     SELECTED FINANCIAL DATA

      The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 (Appendix A) of this report, respectively.

                                                  Year Ended December 31,
                                1995          1994        1993          1992         1991

         Total revenues     $   868,620  $ 1,060,150 $   776,804  $   608,365    $   683,095

         Net income before
          provision for
          credit losses         765,125      899,420     606,894      414,812        513,807

         Provision for
          credit losses            -      (4,500,000)        -     (3,274,000)         -

         Net income
          (loss)            $   765,125  $(3,600,580) $   606,894 $(2,859,188)   $   513,807

         Allocation of
          net income (loss):

          Limited
          Partners
           (30,059 Units
           outstanding)     $   757,474  $(3,564,574) $   600,825 $(2,830,596)   $   508,669
          Per Unit          $     25.20  $   (118.59) $     19.99 $    (94.17)   $     16.92

          General
          Partners          $     7,651  $   (36,006) $     6,069 $   (28,592)   $     5,138

         Total assets at
          end of year       $13,172,780  $13,092,186 $17,367,488  $17,378,398    $20,720,516

         Distributions:
          Limited
          Partners          $   676,327  $   676,327 $   601,180  $   488,459    $ 1,427,802
          Per Unit          $     22.50  $     22.50 $     20.00  $     16.25    $     47.50

          General
          Partners          $     6,832  $     6,832 $     6,073  $     4,934    $    14,422

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

      KELP's properties have not generated cash flow sufficient to meet the terms of their existing obligations. The retail centers have historically suffered from an economic downturn in retail sales beginning in the late 1980s. Recently, the properties have maintained a consistent level of operating cash flow. The partners of KELP have made cumulative capital
   contributions of approximately   $4,673,000 to cover prior operating
   deficits and have arranged for certain short-term borrowings. Additionally, the affiliated management agent has not received payment of management fees since 1991. The General Partners of the Partnership have not commenced foreclosure proceedings because, as described in Item 1 above, they have determined that there are advantages to allowing KELP to continue to own the properties.

      On October 20, 1995, the partners of KELP refinanced the first mortgage note payable of North Salado Shopping Center for $2,972,130. The terms of the new mortgage require monthly principal and interest payments of $31,612 at a rate of 9.25% per annum. The new mortgage note matures November 15, 2009. The new mortgage may be prepaid without penalty until November 15, 1996, if the property is sold to an unaffiliated third party. Previously, the mortgage note payable for North Salado required monthly payments of $32,241, consisting of principal and interest at the rate of 10.625% per annum.

      On March 5, 1996, KELP sold Village Green Apartments to an unaffiliated third party for $5,200,000. The buyer assumed the principal outstanding on the first mortgage note payable on the property of $4,633,989, as of the date of sale, which was netted against sales proceeds. KELP will remit to KIMF available sale proceeds, net of closing costs, of approximately $400,000.

      The partners of KELP have entered into a purchase and sale agreement with an unaffiliated buyer for North Salado Village Shopping Center. The contracted price for the property is $7,350,000 and the sale is expected to take place during the second quarter of 1996. At December 31, 1995, the property is subject to first and second mortgages of $2,954,660 and $7,513,000, respectably.

   Operations

   1995 Compared to 1994

      Total revenues decreased approximately $192,000 primarily from a
   decrease in cash flow from the underlying KELP mortgages.   The decrease in
   cash flows was impacted by the sale of NOC Mall in 1994. The decrease in interest income on mortgage notes receivable was partly offset by an increase in interest income earned on cash and cash equivalents.

      Total expenses, net of a provision for credit losses in 1994 of $4,500,000, decreased $57,000. The decrease is due to management's efforts to control all operating costs.

   1994 Compared to 1993

      Total revenues increased as a result of additional income earned from the Partnership's first mortgage interest investment as a first lien holder of Northeast Plaza, as well as cash flows generated by KELP's properties. Upon KELP's sale of NOC Mall, the Partnership recorded interest income of approximately $83,000 for the release of the property as collateral for the additional Participating Notes. Expenses include a provision for losses recorded in 1994 of $4,500,000 on the Participating Notes based on the current estimated value of the collateral.

   Distributable Cash from Operations

      Distributable Cash from Operations of $765,000, $899,000 and $607,000, as defined by Section 5.01 of the Partnership Agreement, is equivalent to the net income before the provision for credit losses on the Participating Notes for the fiscal years ended December 31, 1995, 1994 and 1993, respectively.

   KELP's Results of Operations

      The average occupancy percentages for KELP's properties for the fiscal years ended 1995, 1994, 1993, 1992 and 1991 for residential and commercial properties are as follows:

                                                               Average
                                                           Occupancy for the
            Property               Description           Years Ended December 31,
                                                     1995   1994    1993   1992  1991
            Northeast Plaza       Commercial           94%   87%     88%    89%   81%
            North Salado          Commercial           93%   92%     92%    93%   95%
            Village Green         Residential          91%   94%     94%    94%   94%
            Bell Plaza            Commercial          100%   90%     90%    89%   66%

      The following table presents an analysis of KELP Cash Flow for purposes of determining required cash flow payments on the participating notes for the years ended December 31, 1995, 1994 and 1993:

                                                  1995              1994         1993
              Cash flow from properties
               before mortgage debt
               service and capital
               improvement expenditures
               and reserves                    $ 1,951,000      $ 2,270,000   $ 2,432,000

              Mortgage debt service
               exclusive of amounts
               due to Partnership                 (941,000)      (1,317,000)   (1,582,000)

              Capital improvement
               expenditures                       (300,000)        (109,000)     (262,000)

               Capital improvement
                reserve (contribution) release      (6,000)          (4,000)       34,000

               Cash flow from properties
                before mortgage debt
                service to the Partnership         704,000          840,000       622,000

               Mortgage debt service
                to the Partnership                (704,000)        (840,000)     (622,000)

               KELP general and administrative
                expenses                           (38,000)         (48,000)      (51,000)

                 Cash Deficit                  $   (38,000)     $   (48,000)  $   (51,000)

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

        Name and Age             The Krupp Corporation

        Douglas Krupp (49)       Co-Chairman of the Board
        George Krupp (51)        Co-Chairman of the Board
        Laurence Gerber (39)     President
        Robert A. Barrows (38)   Senior Vice President and Corporate
                                 Controller

      Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of Berkshire Realty Company, Inc. (NYSE-BRI). George Krupp is Douglas Krupp's brother.

      George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for more than $4 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.

      Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves Chief Executive Officer of Berkshire Realty Company, Inc. (NYSE-BRI) and President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

      Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and Corporate Controller of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11.    EXECUTIVE COMPENSATION

      The Partnership has no directors or executive officers.

   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 1995, no person of record owned, or was known by the General Partners to own, beneficially more than 5% of the Partnership's 30,059 outstanding Units. On that date the General Partners and their affiliates owned 10 Units (.03% of the total outstanding) of the Partnership in addition to their General Partner Interests.
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1995 no person of record owned, or was known by the General Partners to own, beneficially more than 5% of the Partnership s outstanding Units.

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

   (c)            Reports on Form 8-K
                  None.

                                    SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on 21st day of March, 1996.


                                KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
                                PARTNERSHIP

                                By: The Krupp Corporation, a General Partner



                                By: /s/Douglas Krupp
                                    Douglas Krupp, Co-Chairman (Principal
                                    Executive Officer) and Director of The
                                    Krupp Corporation


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 21st day of March, 1995.


   Signatures                   Titles

   /s/Douglas Krupp             Co-Chairman (Principal Executive Officer) and
   Douglas Krupp                Director of The Krupp Corporation, a General
                                Partner.

   /s/George Krupp              Co-Chairman (Principal Executive Officer) and
   George Krupp                 Director of The Krupp Corporation, a General
                                Partner.

   /s/Laurence Gerber           President of The Krupp Corporation, a General
   Laurence Gerber              Partner.

   /s/Robert A. Barrows         Sr. Vice President and Corporate Controller of

   Robert A. Barrows            The Krupp Corporation (a General Partner of the
                                Registrant)

                                    APPENDIX A

               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP





                               FINANCIAL STATEMENTS
                                ITEM 8 OF FORM 10-K

              ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1995

                 KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP
                           INDEX TO FINANCIAL STATEMENTS




   Report of Independent Accountants                                        F-3

   Balance Sheets at December 31, 1995 and 1994                             F-4

   Statements of Operations for the years ended December 31, 1995,
   1994 and 1993                                                            F-5

   Statements of Changes in Partners' Equity for the
   years ended December 31, 1995, 1994 and 1993                             F-6

   Statements of Cash Flows for the years ended December 31, 1995,
   1994 and 1993                                                            F-7

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

          As discussed in Note E, the Partnership has recorded a loan loss reserve of $16,524,000 and a reserve for uncollectible interest of $9,755,416, based on management's estimate of the value of the properties which serve as collateral for the mortgage notes receivable. As is the case with all real estate, the ultimate value of such properties can only be determined in a negotiation between buyer and seller.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Institutional Mortgage Fund Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

   Boston, Massachusetts            COOPERS & LYBRAND, L.L.P.
   March 26, 1996

               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEETS
                            December 31, 1995 and 1994


                                      ASSETS



                                                                1995           1994

            Mortgage notes receivable, net of loan loss
               reserve of $16,524,000 for 1995 and 1994,
               (Notes C, D and E)                           $11,795,943    $11,822,403
            Cash and cash equivalents (Note F)                1,260,798      1,026,664
            Accrued interest receivable - mortgage notes,
               net of reserve for uncollectible interest of
               $9,755,416 and $7,584,144, respectively
               (Notes C and E)                                  112,304        231,116
            Other assets                                          3,735         12,003

            Total assets                                    $13,172,780    $13,092,186



                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $    12,952    $    14,324

            Partners' equity (Note G)
               Limited Partners (30,059 Units outstanding)   13,327,834     13,246,687
               General Partners                                (168,006)      (168,825)

                  Total Partners' equity                     13,159,828     13,077,862

            Total liabilities and Partners' equity          $13,172,780    $13,092,186

                                The accompanying notes are an integral
                                   part of the financial statements.

               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 1995, 1994 and 1993


                                                     1995        1994              1993

           Interest income:
               Mortgage notes receivable
                  (Notes C, D and E)              $799,092      $ 1,020,409   $   730,568
               Cash equivalents (Note F)            69,528           39,741        46,236

                  Total revenue                    868,620        1,060,150       776,804

            Expenses:
               Expense reimbursements to
                  affiliates (Note H)               49,689           96,608       106,630
               General and administrative           53,806           64,122        63,280
               Provision for credit losses
                  (Notes C, D and E)                  -           4,500,000          -

                  Total expenses                   103,495        4,660,730       169,910

            Net income (loss) (Note I)            $765,125      $(3,600,580)  $   606,894


            Allocation of net income
               (loss)(Note G):

            Per Unit of Limited Partner
               Interest (30,059 Units
               outstanding)                       $  25.20      $   (118.59)  $     19.99


               General Partners                   $  7,651      $   (36,006)  $     6,069


                                The accompanying notes are an integral
                                   part of the financial statements.

               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                     STATEMENTS OF CHANGES IN PARTNERS' EQUITY
               For the Years Ended December 31, 1995, 1994 and 1993



                                                                             Total
                                               Limited       General        Partners'
                                               Partners      Partners        Equity

            Balance at December 31, 1992     $17,487,943    $(125,983)     $17,361,960

            Cash distributions                  (601,180)      (6,073)        (607,253)

            Net income                           600,825        6,069          606,894

            Balance at December 31, 1993      17,487,588     (125,987)      17,361,601

            Cash distributions                  (676,327)      (6,832)        (683,159)

            Net loss                          (3,564,574)     (36,006)      (3,600,580)

            Balance at December 31, 1994      13,246,687     (168,825)      13,077,862

            Cash distributions                  (676,327)      (6,832)        (683,159)

            Net income                           757,474        7,651          765,125

            Balance at December 31, 1995     $13,327,834    $(168,006)     $13,159,828


                                The accompanying notes are an integral
                                   part of the financial statements.

               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 1995, 1994 and 1993



                                                     1995          1994           1993
            Operating activities:
               Net income (loss)                  $  765,125   $(3,600,580)   $  606,894
               Adjustments to reconcile net
                  income (loss) to net cash
                  provided by operating
                  activities:
               Provision for credit losses              -        4,500,000       -
               Decrease (increase) in
                  accrued interest receivable
                  - mortgage notes                   118,812      (205,236)       38,448
               Decrease (increase) in other
                  assets                               8,268        (9,390)        6,678
               Increase (decrease) in
                  liabilities                         (1,372)        8,437       (10,551)

                     Net cash provided by
                        operating activities         890,833       693,231       641,469

            Investing activities:
               Investment in mortgage
                  notes receivable                      -            -          (994,873)
               Principal collection from
                  mortgage notes receivable           26,460        23,952         7,468

                      Net cash provided by
                        (used for) investing
                        activities                    26,460        23,952      (987,405)

            Financing activity:
               Distributions                        (683,159)     (683,159)     (607,253)

            Net increase (decrease) in cash
               and cash equivalents                  234,134        34,024      (953,189)

            Cash and cash equivalents,
               beginning of year                   1,026,664       992,640     1,945,829

            Cash and cash equivalents,
               end of year                        $1,260,798   $ 1,026,664    $  992,640

                                The accompanying notes are an integral
                                   part of the financial statements.

               KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                           NOTES TO FINANCIAL STATEMENTS

   A.    Organization

         Krupp Institutional Mortgage Fund Limited Partnership (the "Partnership") was formed on November 15, 1984 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership was formed for the purpose of making participating mortgage loans ("the Participating Notes") to Krupp Equity Limited Partnership ("KELP"), in the amount of up to 95% of the proceeds of the offering of units of limited partner interest (the "Units") (see Note D). The Partnership terminates on December 31, 2013 unless earlier terminated upon the occurrence of certain events as set forth in the Partnership Agreement.

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

               Risks and Uncertainties

               The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any losses to date on its invested cash.

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Cash Equivalents

               The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. Cash equivalents are recorded at cost, which approximates current market value.

               Provisions for Credit Losses and Accrued Interest Reserves

               In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", the Partnership has implemented polices and practices for assessing impairment of its mortgage loans and the recognition of income on impaired loans.

               Mortgage notes receivable are recorded at the lower of cost or estimated net realizable value. The estimated net realizable value of the mortgage loans is based on current market estimates of the underlying properties held as collateral considering such factors as tenant turnover, current and prospective occupancy levels, the current market competition and assumptions on potential proceeds that might be received upon sale. Given the uncertainty of real estate valuation in the current market, these market estimates could differ from the ultimate value obtained from a sale of such properties (see Note E).

               The Partnership recognizes interest income on its impaired loans based on the expected cash flow payments to be received from KELP. Cash flow payments are determined to be all cash flow generated by the properties after operating and administrative expenses and senior mortgage obligations.
               Unpaid interest and late charges are being accrued and reserved against.

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

   C.    Mortgage Notes Receivable

         The Partnership made loans to KELP, an affiliate of the Partnership, as provided under the Master Loan Agreement and Collateral Pledge Agreement (the "Agreements"). Under the terms of the Master Loan Agreement, basic interest accrued at a rate of 7.6% per annum and was payable quarterly, in arrears, on the unpaid principal balance of the Participating Notes which were due on December 31, 1992, however, the Partnership had the option to extend the maturity date to December 29, 1995.

         KELP's properties began experiencing cash flow deficiencies and, beginning with the payment due April 1, 1991, KELP has not been able to fully pay the required quarterly interest payments.

         The terms of the Master Loan Agreement required KELP to pay the Partnership adjusted basic interest at a rate of 10% per annum, which accrued and was payable quarterly, in arrears, on the unpaid principal balance of the Participating Notes. The Participating Notes have matured.


         Mortgage Notes Receivable consist of the following as of December 31, 1995 and 1994:

                                                                 Principal
                              Property                        1995          1994


                 Northeast Plaza Shopping Center         $  6,936,993   $  6,963,453

                 North Salado Village Shopping Center I     1,513,000      1,513,000

                 North Salado Village Shopping Center II    6,000,000      6,000,000

                 Village Green Apartments                   1,902,750      1,902,750

                 Bell Plaza Shopping Center                 5,300,000      5,300,000

                 Mortgage notes receivable
                    collateralized by properties           21,652,743     21,679,203

                 Remaining indebtedness from previously
                    owned KELP properties                   6,667,200      6,667,200

                 Mortgage notes receivable before
                    reserve                                28,319,943     28,346,403

                 Less: Loan loss reserve                  (16,524,000)   (16,524,000)

                 Total mortgage notes receivable         $ 11,795,943   $ 11,822,403

              Northeast Plaza Shopping Center ("Northeast Plaza")

              Northeast Plaza is an 89,115 square foot shopping plaza located in Baton Rouge, Louisiana. On September 12, 1985, the Partnership loaned KELP $6,000,000 collateralized by a second mortgage on the Northeast Plaza and the Collateral Pledge Agreement.

              The non-recourse first mortgage of $994,873, collateralized by Northeast Plaza, matured in 1993. KELP had been unable to resolve refinancing issues with the original lender, and was also unable to find other financing sources even though its debt service payments were current. Therefore, in 1994, the General Partners used a portion of working capital reserves to purchase the first mortgage note in order to preserve the Partnership's equity in the underlying property. By its action, the Partnership became the first lien holder of the property. In addition, the Partnership earns 10% from its first mortgage interest investment versus 4% to 6% earned on the working capital reserve balance.

              The maturity date of the note was extended to December 29, 1995 as evidenced by the modification of the promissory note dated August 31, 1993. The note requires monthly payments of $10,135 consisting of principal and interest at the rate of 10% per annum based on a 25 year amortization schedule. The non-recourse first mortgage note had a balance of $936,993 and $963,453 at December 31, 1995 and 1994, respectively.

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

         Bell Plaza Shopping Center ("Bell")

         Bell is a 43,400 square foot shopping center located in Oak Lawn, Illinois, a suburb of Chicago. On June 2, 1987, the Partnership loaned KELP $5,300,000 collateralized by a first mortgage evidenced by a deed of trust on Bell and the Collateral Pledge Agreement.

         The average outstanding balance of the mortgage notes receivable was $28,333,173, $28,358,379 and $28,374,089 at December 31, 1995, 1994
         and 1993, respectively.

         The carrying value of the above mentioned mortgage notes receivable approximates fair value.

         Subsequent to year end KELP sold Village Green Apartments to an unaffiliated third party for $5,200,000. Additionally, KELP has entered into a purchase and sale agreement with an unaffiliated buyer for the purchase of North Salado Village Shopping Center at a contracted sale price of $7,350,000 (see Note D).

   D.    Krupp Equity Limited Partnership

         KELP was formed on January 3, 1985 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. KELP terminates on December 31, 2005, unless earlier terminated upon the occurrence of certain events as set forth in its partnership agreement. KELP issued all of the General Partner Interests to two General Partners, Krupp Corp. and Krupp Co.-III, and issued all of the Limited Partner Interests to Krupp Co.-III. KELP received capital contributions from the two General Partners, Krupp Corp. and Krupp Co-III, totalling $480,000 which consisted of $204,000 in cash and $276,000 in promissory notes. KELP also received $6,984,086 of Limited Partner capital contributions from Krupp Co.-III consisting of cash, the assumption of a notepayable to an affiliate in the amount of $1,550,013, and promissory notes in the amount of $2,514,388. These promissory notes, totalling $2,790,388, are pledged as additional collateral for the Participating Notes under the Master Loan Agreement and the Collateral Pledge Agreement.

         The purpose of KELP is to acquire, manage, operate and sell real estate and personal property; and to borrow funds from the Partnership and other sources to finance the acquisition, management and operation of real estate and personal property related thereto. Condensed financial statements of KELP are as follows:

                                   KRUPP EQUITY LIMITED PARTNERSHIP
                                       CONDENSED BALANCE SHEETS
                                      December 31, 1995 and 1994

                                                 ASSETS
                                                                1995            1994
               Property, at cost (2)                        $ 30,960,353    $ 30,660,597
               Property valuation provision (3)               (5,986,000)     (5,400,000)
               Accumulated depreciation                      (10,206,689)     (9,380,069)
                                                              14,767,664      15,880,528
               Other assets                                    1,012,929       1,047,545
                  Total assets                              $ 15,780,593    $ 16,928,073

                                   LIABILITIES AND PARTNERS' DEFICIT

               Mortgage notes payable to KIMF               $ 28,319,943    $ 28,346,403
               Mortgage notes payable (1) & (2)                7,599,279       7,676,531
               Notes payable to an affiliate                     300,000         300,000
               Accrued interest payable to an affiliates      10,171,783       8,089,139
               Due to affiliates                                 767,737         669,473
               Other liabilities                                 560,388         605,065
                  Total liabilities                           47,719,130      45,686,611
               Partners' deficit                             (31,938,537)    (28,758,538)

                  Total liabilities and partners' deficit   $ 15,780,593    $ 16,928,073

         (1) On October 31, 1995, the Partnership refinanced the first mortgage note payable of North Salado Shopping Center for $2,972,130. The terms of the new mortgage require monthly principal and interest payments of $31,612 at a rate of 9.25% per annum. The new mortgage note matures on November 15, 2009. The new mortgage may be prepaid without penalty until November 15, 1996 if the property is sold to an unaffiliated third party. However, if the property is not sold, the mortgage note will be subject to a prepayment penalty at the greater of 1) one percent of the outstanding principal balance at the time of prepayment, or 2) the sum of the present value of the amount of principal and interest payments due on the note from the date of prepayment to the maturity date based on U.S. Treasury Note or Bond yields as reported in the Wall Street Journal and, the present value of the amount of principal and interest of the note due on the maturity date, less the outstanding principal balance of the note at the day of prepayment. The Partnership incurred closing costs related to the refinancing of $97,281.

         (2) On March 5, 1996, KELP sold Village Green Apartments to an unaffiliated third party for $5,200,000. The sales agreement required the buyer to assume the first mortgage note payable on the property of $4,633,989. KELP will remit available sale proceeds to KIMF.

               The partners of KELP have entered into a purchase and sale agreement with an unaffiliated buyer for the purchase of North Salado Village Shopping Center. The contracted price of the property is $7,350,000. The sale is expected to be consummated during the second quarter of 1996.

         (3) During the fourth quarter of 1995, the General Partners of KELP determined that the carrying value of its retail properties exceeded its net realizable value which resulted in an additional valuation adjustment of $586,000 which was charged against earnings. To date the General Partners have recorded a cumulative property valuation provision of $5,986,000.


                                  CONDENSED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                 1995           1994           1993

            Revenues                         $ 3,479,262    $  4,320,747   $ 4,948,305
            Property operating expenses       (1,535,994)     (2,074,159)   (2,517,167)
            Operating income                   1,943,268       2,246,588     2,431,138

            Depreciation and amortization       (844,628)     (1,218,383)   (1,491,975)
            Interest                          (3,692,639)     (4,038,180)   (4,329,468)

            Net loss before gain(loss)on
               sale of properties, property
               valuation provision, and
               extraordinary gain             (2,593,999)     (3,009,975)   (3,390,305)

            Gain (loss) on sale of

            properties                             -          (3,592,179)    2,297,192
            Property valuation provision        (586,000)     (5,400,000)        -

            Net loss before extraordinary
               gain                           (3,179,999)    (12,002,154)   (1,093,113)

            Extraordinary gain - debt
               forgiveness                          -          1,176,738         -

            Net loss                         $(3,179,999)   $(10,825,416)  $(1,093,113)

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

   E.    Provision for Credit Losses and Accrued Interest Reserves

         The General Partners of the Partnership have recorded a cumulative provision for credit losses of $16,524,000 on its mortgage notes receivable. Additionally, the Partnership has recorded cumulative provisions for uncollectible interest of $9,755,416 and $7,584,144 as of December 31, 1995 and 1994, respectively. These cumulative provisions are booked against the carrying value of the assets in order to reflect management's current estimates of the underlying property values which, given the inherent uncertainty of real estate valuation in the current market, could differ from the ultimate value obtained upon sale of such properties.

   F.    Cash and Cash Equivalents

         Cash and cash equivalents at December 31, 1995 and 1994 consisted of the following:

                                                      1995         1994

              Cash and money market accounts       $465,788     $  130,297

              Commercial paper and certificates
                   of deposit                         795,010      896,367
                                                   $1,260,798   $1,026,664

         Commercial paper and certificates of deposit at December 31, 1995 represents corporate issues complying with Section 3.04 of the Partnership Agreement maturing in the first quarter of 1996 with yields of 5.79% to 5.88% per annum.

   G.    Partners' Equity

         Net
          profits or net losses from Partnership operations, excluding Additional Interest on the Participating Notes, shall be determined as of the end of each fiscal year, and are allocated ninety-nine percent (99%) to the class of Limited Partners and one percent (1%) to the class of General Partners.

         Net profits, net losses and Distributable Cash from Operations, as defined by Section 5.01 of the Partnerships Agreement, allocated to the Limited Partners have been apportioned among the Limited Partners in the ratio to which the number of Units owned by each of them bears to the total number of Units owned by all of them. The interest of the class of General Partners in net profits, net losses and distributions of Distributable Cash from Operations and Surplus Funds, as defined, has been allocated proportionately among the General Partners according to their respective invested capital.

         Distributable Cash from Operations shall be distributed ninety-nine percent (99%) to the class of Limited Partners and one percent (1%) to the class of General Partners. Surplus Funds received by the Partnership, as defined in the Partnership Agreement, are to be allocated differently than that described above.

         As of December 31, 1995, the following cumulative Partner contributions and allocations were made since inception of the
         Partnership:

                                               Limited         General
                                               Partners        Partners         Total

                Capital contributions        $ 30,059,000     $ 4,208,560    $ 34,267,560

                Syndication costs                  -           (4,157,560)     (4,157,560)

                Cash distributions            (14,916,224)       (150,671)    (15,066,895)

                Net loss                       (1,814,942)        (68,335)     (1,883,277)
                                             $ 13,327,834     $  (168,006)   $ 13,159,828

   H.    Related Party Transactions

         The Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with the activities of the Partnership, including; communications, bookkeeping and clerical work necessary in maintaining relations with Limited Partners, and accounting, tax and computer services necessary for the maintenance of the books and records of the Partnership.

   I.    Federal Income Taxes

         The reconciliations of the net income(loss) reported in the accompanying Statement of Operations with the net income(loss) reported in the Partnership's federal income tax return for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                        1995          1994         1993

                  Net income(loss) per Statement
                     of Operations                    $765,125    $(3,600,580)   $606,894
                  Book to tax difference due to
                     provision for credit loss            -         4,500,000        -
                  Income(expense) recognized
                     for tax not book                   (3,998)         3,998        -
                  Net income(loss) for federal
                     income tax purposes              $761,127    $   903,418    $606,894

         The allocation of net income for federal income tax purposes for 1995 is as follows:

                                    Portfolio                     Portfolio
                                             Income          Expense         Total

                    Limited Partners        $855,976        $102,460       $753,516

                    General Partners           8,646           1,035          7,611
                                            $864,622        $103,495       $761,127

   At December 31, 1995, the carrying values of the Partnership's assets and liabilities for federal income tax purposes were $37,150,659 and $12,952, respectively.