Form 10-Q
period 1996-03-31
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1996-05-08
CIK 757549

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarterly period ended    March 31, 1996

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

                                  BALANCE SHEETS


                                      ASSETS

                                                    March 31,    December 31,
                                                      1996         1995

   Mortgage notes receivable, net of loan loss
    reserve of $16,524,000 (Notes 2 and 3)        $11,788,906    $11,795,943
   Cash and cash equivalents                          649,385      1,260,798
   Other investments                                  471,218         -
   Accrued interest receivable - mortgage notes,
    net of reserve for uncollectible interest of
    $10,331,364 and $9,755,416, respectively
    (Note 3)                                          133,008        112,304
   Other assets                                       114,386          3,735

            Total assets                          $13,156,903    $13,172,780



                         LIABILITIES AND PARTNERS' EQUITY

   Liabilities                                    $     6,298    $    12,952

   Partners' equity (deficit) (Note 4):

      Limited Partners (30,059 Units outstanding)  13,318,703     13,327,834
      General Partners                               (168,098)      (168,006)

            Total Partners' equity                 13,150,605     13,159,828

            Total liabilities and Partners'
             equity                               $13,156,903    $13,172,780

                      The accompanying notes are an integral
                        part of the financial statements.

              KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS

                                                  For the Three Months
                                                     Ended March 31,
                                                    1996         1995

   Interest income:
      Mortgage notes receivable (Notes 2 and 3)   $156,375     $318,714
      Cash equivalents                              17,119       13,887

              Total interest income                173,494      332,601

   Expenses:
      Expense reimbursements (Note 5)               12,953       12,816
      General and administrative                    17,951        7,012

              Total expenses                        30,904       19,828

   Net income                                     $142,590     $312,773

   Allocation of net income (Note 4):

      Limited Partners                            $141,164     $309,645

      Per Unit of Limited Partner Interest

       (30,059 Units Outstanding)                 $   4.70     $  10.30

      General Partners                            $  1,426     $  3,128

                      The accompanying notes are an integral
                        part of the financial statements.

              KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS

                                                        For the Three Months
                                                         Ended March  31,

                                                            1996       1995

   Operating activities:
         Net income                                    $  142,590  $  312,773
         Adjustments to reconcile net income to net
          cash provided by operating activities:
            Increase in accrued interest receivable -
             mortgage notes                               (20,704)    (63,564)

            Increase in other assets                     (110,651)     (5,538)
            Increase (decrease) in liabilities             (6,654)    144,313

                Net cash provided by operating
                 activities                                 4,581     387,984

   Investing activities:
         Principal collections from mortgage
          notes receivable                                  7,037       6,370
         Increase in other investments                   (471,218)       -

                Net cash provided by (used in)
                 investing activities                    (464,181)      6,370

   Financing activity:
         Distributions                                   (151,813)   (151,813)

   Net increase (decrease) in cash and
     cash equivalents                                    (611,413)    242,541

   Cash and cash equivalents,
     beginning of period                                1,260,798   1,026,664

   Cash and cash equivalents, end of period            $  649,385  $1,269,205

                      The accompanying notes are an integral
                        part of the financial statements.

              KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

   (1) Accounting Policies

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of The Krupp Corporation and The Krupp Company Limited Partnership-III ("Krupp Co.-III"), the General Partners of Krupp Institutional Mortgage Fund Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

         In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1996 and its results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain prior year balances have been reclassified to conform with current year financial statement presentation.

         The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   (2) Krupp Equity Limited Partnership ("KELP")

         Condensed financial statements of KELP are as follows:

                         KRUPP EQUITY LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEETS

                                      ASSETS
                                                March 31,   December 31,
                                                  1996          1995

         Property at cost                     $24,093,587   $ 30,960,353
         Property valuation provision          (5,986,000)    (5,986,000)
         Accumulated depreciation              (7,112,270)   (10,206,689)
                                               10,995,317     14,767,664

         Other assets                           1,215,564      1,086,232

              Total assets                    $12,210,881   $ 15,853,896

                        LIABILITIES AND PARTNERS' DEFICIT

         Mortgage notes payable to the
          Partnership                         $ 28,312,906  $ 28,319,943
        Mortgage notes payable (A)               2,927,947     7,599,279
         Notes payable to an affiliate             300,000       300,000
         Accrued interest payable to
          affiliates                            10,775,513    10,171,783
         Due to affiliates                         874,345       767,737
         Other liabilities                         449,573       633,691

              Total liabilities                 43,640,284    47,792,433

         Partners' deficit                     (31,429,403)  (31,938,537)
              Total liabilities and Partners'
               deficit                        $ 12,210,881  $ 15,853,896

                        CONDENSED STATEMENTS OF OPERATIONS

                                                 For the Three Months
                                                   Ended March 31,
                                                 1996          1995

         Revenues                             $  767,093    $ 873,284
         Property operating expenses            (382,819)    (315,174)

         Income before depreciation,
          amortization and interest              384,274      558,110

         Depreciation and amortization (A)      (475,321)     (78,724)
         Interest                               (875,732)    (916,306)

         Loss before gain on sale of
          property                              (966,779)    (436,920)

         Gain on sale of property (A)          1,475,910        -

         Net income (loss)                    $  509,131    $(436,920)

         (A) On March 5, 1996, KELP sold Village Green Apartments to an unaffiliated third party for $5,200,000. The buyer assumed the first mortgage note payable on the property of $4,633,989. On April 29, 1996, KELP remitted available sale proceeds of $585,959 to the Partnership.

   (3) Provision for Credit Losses and Accrued Interest Reserves
         The General Partners of the Partnership have recorded a cumulative provision for credit losses of $16,524,000 on its mortgage notes receivable. Additionally, the Partnership has recorded cumulative provisions for uncollectible interest of $10,331,364 and $9,775,416 as of March 31, 1996 and December 31, 1995, respectively. These cumulative provisions are booked against the carrying value of the assets in order to reflect management's current estimates of the underlying property values which, given the inherent uncertainty of real estate valuation in the current market, could differ from the ultimate value obtained upon sale of such properties.

   (4) Summary of Changes in Partners' Equity

         A summary of changes in Partners' equity (deficit) for the three months ended March 31, 1996 is as follows:

                                                                   Total
                                        Limited      General      Partners'
                                        Partners     Partners      Equity

         Balance at December 31, 1995  $13,327,834   $(168,006)  $13,159,828

         Net income                        141,164       1,426       142,590

         Distributions                    (150,295)     (1,518)     (151,813)

         Balance at March 31, 1996     $13,318,703   $(168,098)  $13,150,605


   (5) Related Party Transactions

         The Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with the activities of the Partnership, including: communications, bookkeeping and clerical work necessary in maintaining relations with Limited Partners, and accounting, tax and computer services necessary for the maintenance of the books and records of the Partnership.

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

   KELP's properties have not generated cash flow sufficient to meet the terms of their existing obligations. The retail centers have historically suffered from an economic downturn in retail sales beginning in the late 1980's. Recently, the properties have maintained a consistent level of operating cash flow. The partners of KELP have made cumulative capital contributions of approximately $4,673,000 to cover prior operating deficits and have arranged for certain short-term borrowings. Additionally, the affiliated management agent has not received payment of management fees since 1991. The General Partners of the Partnership have not commenced foreclosure proceedings because, as described in Note 3, they have determined that there are advantages to allowing KELP to continue to own the properties.

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

   On March 5, 1996, KELP sold Village Green Apartments to an unaffiliated third party for $5,200,000. The buyer assumed the principal outstanding on the first mortgage note payable on the property of $4,633,989. On April 29, 1996, KELP remitted to the Partnership the available sale proceeds, net of closing costs, of $585,959.

   The partners of KELP have entered into a purchase and sale agreement with an unaffiliated buyer for North Salado Village Shopping Center. The contracted price for the property is $7,350,000 and the sale is expected to take place during the second quarter of 1996. At March 31, 1996, the property is subject to first and second mortgages of $2,927,947 and $7,513,000, respectively.

   Operations

   The increase in interest income earned for the three months ended March 31, 1996 as compared to the same period in 1995 is due to higher average cash and cash equivalent balances available for investment commercial paper. Mortgage interest income decreased due to lower cash flow payments from the underlying KELP mortgages.

   The increase in general and administrative expenses in the first quarter of 1996, as compared to the first quarter of 1995, is primarily due to an increase in audit expenditures.

   Distributable Cash from Operations

   Distributable Cash from Operations, of approximately $143,000 and $313,000 at March 31, 1996 and 1995, respectively, as defined by Section 5.01 of the Partnership Agreement, is equivalent to the net income of the Partnership.

   KELP's Results of Operations

   The following table presents an analysis of KELP'S cash deficit for the three months ended March 31, 1996 and 1995:

                                                           For the Three Months
                                                              Ended March 31,
                                                            (Rounded to $1,000)
                                                            1996           1995
              Cash flow from properties before
               mortgage debt service and capital
               improvement expenditures and reserves     $ 421,000     $ 565,000

              Mortgage debt service exclusive of
               amounts due to the Partnership             (204,000)     (239,000)

              Capital improvement expenditures             (80,000)      (25,000)

              Contribution to capital improvement
               reserve                                      (4,000)       (6,000)

              Cash flow from properties before
               mortgage debt service to the Partnership    133,000       295,000

              Mortgage debt service to the Partnership    (133,000)     (295,000)

              KELP general and administrative expenses      (9,000)      (14,000)

              Cash Deficit                               $  (9,000)    $ (14,000)

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

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Krupp Institutional Mortgage Fund Limited Partnership
                                                  (Registrant)

                    BY: /s/Robert A. Barrows
                        Robert A. Barrows
                        Treasurer and Chief Accounting Officer of The Krupp Corporation, a General Partner.

   DATE:  May 7, 1996