Form 10-Q
period 1996-06-30
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1996-08-14
CIK 757549

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q
   (Mark One)

             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1996

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

                          PART I.  FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

   This Form  10-Q contains forward-looking  statements within the  meaning of
   Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

            KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEETS

                                      ASSETS

                                                             June 30,      December 31,
                                                               1996           1995

            Mortgage notes receivable, net of loan loss
               reserve of $16,524,000 (Notes 2 and 3)       $6,988,733     $11,795,943
            Cash and cash equivalents                          775,201       1,260,798
            Other investment (Note 5)                          471,218          -
            Accrued interest receivable - mortgage notes,
               net of reserve for uncollectible interest of
               $10,942,214 and $9,755,416, respectively
               (Note 3)                                        105,983         112,304
            Other assets                                         8,460           3,735

                  Total assets                              $8,349,595     $13,172,780

                                   LIABILITIES AND PARTNERS' EQUITY

            Accounts payable                                $    3,400     $      -
            Accrued audit liability                             12,600          12,952

                  Total liabilities                             16,000          12,952

            Partners' equity (deficit) (Note 4):

               Limited Partners (30,059 Units outstanding)   8,549,863      13,327,834
               General Partners                               (216,268)       (168,006)

                  Total Partners' equity                     8,333,595      13,159,828

                  Total liabilities and Partners' equity    $8,349,595     $13,172,780

                      The accompanying notes are an integral
                        part of the financial statements.

              KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS

                                                 Three Months        For the Six Months
                                                Ended June 30,         Ended June 30,
                                               1996        1995       1996        1995
            Interest income:
               Mortgage notes receivable
                  (Notes 2 and 3)            $129,172    $219,745   $285,547    $538,459
               Cash equivalents                28,738      16,566     45,857      30,453

                  Total interest income       157,910     236,311    331,404     568,912

            Expenses:
               Expense reimbursements
                  to affiliates (Note 6)       10,740      12,816     23,693      25,632
               General and administrative      19,459      16,283     37,410      23,295

                  Total expenses               30,199      29,099     61,103      48,927

            Net income                       $127,711    $207,212   $270,301    $519,985

            Allocation of net income (Note 4):

               Limited Partners              $126,434    $205,140   $267,598    $514,785

               Per Unit of Limited Partner
                  Interest (30,059 Units
                  outstanding)               $   4.20    $   6.82   $   8.90    $  17.13

               General Partners              $  1,277    $  2,072   $  2,703    $  5,200

                      The accompanying notes are an integral
                        part of the financial statements.

              KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS

                                                                   For the Six Months
                                                                      Ended June 30,
                                                                     1996        1995
            Operating activities:
               Net income                                        $   270,301  $  519,985
               Adjustments to reconcile net income to
                  net cash provided by operating activities:
                     Decrease in accrued interest receivable-
                        mortgage notes                                 6,321      35,244
                     Decrease (increase) in other assets              (4,725)     10,097
                     Increase in accounts payable                      3,400        -
                     Decrease in accrued audit liability                (352)     (4,000)

                              Net cash provided by
                                 operating activities                274,945     561,326

            Investing activities:
               Decrease in mortgage notes receivable               4,807,210      12,900
               Increase in other investments                        (471,218)       -

                              Net cash provided by investing
                                 activities                        4,335,992      12,900

            Financing activity:
               Distributions                                      (5,096,534)   (303,626)

            Net increase (decrease) in cash and
               cash equivalents                                     (485,597)    270,600

            Cash and cash equivalents, beginning of period         1,260,798   1,026,664

            Cash and cash equivalents, end of period             $   775,201  $1,297,264

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

         In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1996 and its results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. Certain prior year balances have been reclassified to conform with current year financial statement presentation.

         The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   (2) Krupp Equity Limited Partnership ("KELP")

         Condensed financial statements of KELP are as follows:

                         KRUPP EQUITY LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEETS

                                      ASSETS
                                                              June 30,       December 31,
                                                                1996             1995

                 Property at cost                           $ 12,618,891     $ 30,960,353
                 Property valuation provision                 (5,000,000)      (5,986,000)
                 Accumulated depreciation                     (3,679,131)     (10,206,689)
                                                               3,939,760       14,767,664

                 Other assets                                    421,593        1,086,232

                    Total assets                            $  4,361,353     $ 15,853,896

                                   LIABILITIES AND PARTNERS' DEFICIT

                 Mortgage notes payable to the Partnership  $ 28,305,692     $ 28,319,943
                 Mortgage notes payable (A)                      -              7,599,279
                 Notes payable to an affiliate                   300,000          300,000
                 Accrued interest payable to affiliates        6,573,393       10,171,783
                 Due to affiliates                               699,238          767,737
                 Other liabilities                               446,032          633,691

                    Total liabilities                         36,324,355       47,792,433

                 Partners' deficit                           (31,963,002)     (31,938,537)
                    Total liabilities and Partners'
                     deficit                                $  4,361,353     $ 15,853,896

                                   KRUPP EQUITY LIMITED PARTNERSHIP
                                  CONDENSED STATEMENTS OF OPERATIONS

                                            For the Three Months      For the Six Months
                                                Ended June 30,          Ended June 30,
                                               1996       1995       1996          1995

               Revenue                      $ 435,270  $ 849,533  $ 1,202,363   $ 1,722,817
               Property operating
                  expenses                   (183,791)  (359,422)    (566,610)     (674,596)
               Income before depreciation,
                  amortization and
                  interest                    251,479    490,111      635,753     1,048,221
               Depreciation and
                  amortization (A)           (189,862)   (79,472)    (665,183)     (158,196)
               Interest expense              (781,299)  (923,162)  (1,657,031)   (1,839,468)

               Loss before gain on sale
                  of properties              (719,682)  (512,523)  (1,686,461)     (949,443)

               Gain on sale of
                  properties (A)              186,086       -       1,661,996         -

               Net loss                     $(533,596) $(512,523) $   (24,465)  $  (949,443)

         (A) On March 5, 1996, KELP sold Village Green Apartments to an unaffiliated third party for $5,200,000. The buyer assumed the first mortgage note payable on the property of $4,633,989. On April 29, 1996, KELP remitted available sale proceeds of $585,959 to the Partnership.

              On May 16, 1996, KELP sold North Salado Village Shopping Center to an unaffiliated third party for $7,350,000. After satisfying the first mortgage note payable of $2,920,405 and closing costs, KELP remitted available sales proceeds of $4,207,000 to the Partnership on June 6, 1996.

   (3) Provision for Credit Losses and Accrued Interest Reserves
         The General Partners of the Partnership have recorded a cumulative provision for credit losses of $16,524,000 on its mortgage notes receivable. During the first six months of 1996, total proceeds of $4,792,959, resulting from the sales of Village Green Apartments and North Salado Village, have been applied against the Partnership's outstanding mortgage note receivable balance.

         Additionally, the Partnership has recorded cumulative provisions for uncollectible interest of $10,942,214 and $9,775,416 as of June 30, 1996 and December 31, 1995, respectively. These cumulative provisions are booked against the carrying value of the assets in order to reflect management's current estimates of the underlying property values which, given the inherent uncertainty of real estate valuation in the current market, could differ from the ultimate value obtained upon sale of such properties.

   (4) Summary of Changes in Partners' Equity

         A summary of changes in Partners' equity (deficit) for the six months ended June 30, 1996 is as follows:

       Total

                                                   Limited       General       Partners'
                                                   Partners      Partners       Equity
                 Balance at December 31, 1995     $13,327,834    $(168,006)   $13,159,828

                 Net income                           267,598        2,703        270,301
                 Distributions:
                    Operations                       (300,590)      (3,036)      (303,626)

                    Capital transactions           (4,744,979)     (47,929)    (4,792,908)
                 Balance at June 30, 1996         $ 8,549,863    $(216,268)   $ 8,333,595

   (5) Other Investment

         At June 30,  1996, the Partnership  held an investment in  commercial
         paper maturing within  one year.   The cost  approximates the  market
         value.

   (6) Related Party Transactions

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

              KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

   Liquidity and Capital Resources

   Currently, the Partnership has sufficient liquidity to meet its operating needs. The most significant capital need is distributions to investors. However, distributions are currently dependent on cash flow received from KELP's interest payments on the Participating Notes based upon the cash flow of the underlying properties.

   KELP's properties have not generated cash flow sufficient to meet the terms of their existing obligations. The retail centers have historically suffered from an economic downturn in retail sales beginning in the late 1980's. Recently, the properties have maintained a consistent level of operating cash flow. The partners of KELP have made cumulative capital contributions of approximately $4,673,000 to cover prior operating deficits and have arranged for certain short-term borrowings. Additionally, the affiliated management agent has not received payment of management fees since 1991. The General Partners of the Partnership have not commenced foreclosure proceedings because, they have determined that there are advantages to allowing KELP to continue to own the properties.

   On March 5, 1996, KELP sold Village Green Apartments to an unaffiliated third party for $5,200,000. The buyer assumed the principal outstanding on the first mortgage note payable on the property of $4,633,989. On April 29, 1996, KELP remitted to the Partnership the available sale proceeds, net of closing costs, of $585,959.

   On May 16, 1996, KELP sold North Salado Village Shopping Center to an unaffiliated third party for $7,350,000. The outstanding first mortgage note payable on the property of $2,920,405 was paid at the closing. On
   June 6, 1996, KELP remitted to the Partnership sales proceeds, net of closing costs, of $4,207,000.

   In June 1996, the Partnership made a special capital distribution of $4,792,908, based on the proceeds received from KELP for the sales of Village Green Apartments and North Salado Village Shopping Center. In accordance with the Partnership Agreement, the distribution was allocated 99% to the Limited Partners and 1% to the General Partners.

   Operations

   The decrease in interest income earned for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is a result of lower cash flow payments from the underlying KELP mortgages, partially offset by an increase in interest income from higher average cash and cash equivalents available for investment.

   The increase in general and administrative expenses for the three and six months ended June 30, 1996, as compared to the same periods in 1995, is primarily due to an increase in audit expenditures.

   Distributable Cash from Operations

   Distributable Cash from Operations, of approximately $128,000 and $207,000 for the three months ended June 30, 1996 and 1995, respectively and $270,000 and $520,000 for the six months ended June 30, 1996 and 1995, respectively, as defined by Section 5.01 of the Partnership Agreement, is equivalent to net income of the Partnership.

   KELP's Results of Operations

   The following table presents an analysis of KELP's cash deficit for the three and six months ended June 30, 1996 and 1995:

                                            For the Three Months     For the Six Months
                                                Ended June 30,          Ended June 30,
                                             (Rounded to $1,000)     (Rounded to $1,000)
                                               1996        1995       1996         1995

            Cash flow from properties
               before mortgage debt
               service and capital
               improvement expenditures
               and reserves                 $ 247,000   $ 475,000  $ 668,000    $1,040,000

            Mortgage debt service
               exclusive of amounts
               due to the Partnership         (74,000)   (238,000)  (278,000)     (477,000)

            Capital improvement
               expenditures                   (67,000)    (45,000)  (147,000)      (70,000)

            Release of (contribution to)
               capital improvement
               reserve                           -          4,000     (4,000)       (2,000)

            Cash flow from properties
               before mortgage debt
               service to the Partnership     106,000     196,000    239,000       491,000

            Mortgage debt service to the
               Partnership                   (106,000)   (196,000)  (239,000)     (491,000)

            KELP general and
               administrative expenses         (6,000)     (7,000)   (15,000)      (13,000)

               Cash Deficit                 $  (6,000)  $  (7,000) $ (15,000)   $  (13,000)

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

                 Krupp Institutional Mortgage Fund Limited Partnership
                                                  (Registrant)

                    BY:            /s/Robert A. Barrows

                                   Robert A. Barrows
                                   Treasurer and Chief  Accounting Officer  of
                                   The Krupp Corporation, a General Partner.


   DATE:  August  , 1996
