Form 10-Q
period 1996-09-30
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1996-11-14
CIK 757549

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996

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

                                BALANCE SHEETS


                                    ASSETS

                                                September 30,  December 31,
                                                    1996          1995

Mortgage notes receivable, net of loan loss
   reserve of $16,524,000 (Notes 2 and 3)       $ 6,981,336    $11,795,943
Cash and cash equivalents                         1,236,306      1,260,798
Accrued interest receivable - mortgage notes,
   net of reserve for uncollectible interest of
   $11,616,195 and $9,755,416, respectively
   (Note 3)                                          50,729        112,304
Other assets                                          2,506          3,735

      Total assets                              $ 8,270,877
                                                               $13,172,780



                       LIABILITIES AND PARTNERS' EQUITY

Other liabilities                               $    67,313    $    12,952

Partners' equity (deficit) (Note 4):

   Limited Partners (30,059 Units outstanding)    8,421,132     13,327,834
   General Partners                                (217,568)      (168,006)

      Total Partners' equity                      8,203,564     13,159,828

      Total liabilities and Partners' equity    $ 8,270,877    $13,172,780

                    The accompanying notes are an integral
                       part of the financial statements.

             KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS



                                 For the Three Months     For the Nine Months
                                 Ended September 30,      Ended September 30,

                                   1996        1995         1996       1995

Interest income:
   Mortgage notes receivable
      (Notes 2 and 3)            $73,737     $124,791     $359,284   $663,250
   Cash equivalents               16,793       19,455       62,650     49,908

         Total interest income    90,530      144,246      421,934    713,158

Expenses:
   Expense reimbursements to
      affiliates (Note 5)         12,951       12,816       36,644     38,448
   General and administrative      7,384       12,646       44,794     35,941

         Total expenses           20,335       25,462       81,438     74,389

Net income                       $70,195     $118,784     $340,496   $638,769


Allocation of net income (Note 4):

   Limited Partners              $69,493     $117,596     $337,091   $632,381

   Per Unit of Limited Partner
      Interest (30,059 Units
      outstanding)               $  2.31     $   3.91     $  11.21   $  21.04

   General Partners              $   702     $  1,188     $  3,405   $  6,388

                 The accompanying notes are an integral
                       part of the financial statements.

             KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS


                                                    For the Nine Months Ended
                                                        September 30,
                                                       1996         1995
Operating activities:
   Net income                                      $   340,496   $  638,769
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Decrease in accrued interest
            receivable-mortgage notes                   61,575      130,034
         Decrease in other assets                        1,229       10,409
         Increase (decrease) in other liabilities       54,361       (2,846)

            Net cash provided by operating
               activities                              457,661      776,366

Investing activity:
   Decrease in mortgage notes receivable             4,814,607       19,596

Financing activity:
   Distributions                                    (5,296,760)    (455,439)

Net increase (decrease) in cash and cash
   equivalents                                         (24,492)     340,523

Cash and cash equivalents, beginning of period       1,260,798    1,026,664

Cash and cash equivalents, end of period           $ 1,236,306   $1,367,187


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

    In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995. Certain prior year balances have been reclassified to conform with current year financial statement presentation.

    The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.


(2) Krupp Equity Limited Partnership ("KELP")

        Condensed financial statements of KELP are as follows:

                      KRUPP EQUITY LIMITED PARTNERSHIP
                          CONDENSED BALANCE SHEETS

                                   ASSETS
                                                September 30,   December 31,
                                                    1996            1995

    Property at cost                            $ 12,702,534    $ 30,960,353
    Property valuation provision                  (5,000,000)     (5,986,000)
    Accumulated depreciation                      (3,737,050)    (10,206,689)
                                                   3,965,484      14,767,664

    Other assets                                     323,805       1,086,232

       Total assets                             $  4,289,289    $ 15,853,896

                       LIABILITIES AND PARTNERS' DEFICIT

    Mortgage notes payable to the Partnership   $ 28,298,295    $ 28,319,943
    Mortgage notes payable (A)                          -          7,599,279
    Notes payable to an affiliate                    300,000         300,000
    Accrued interest payable to affiliates         7,199,212      10,171,783
    Due to affiliates                                667,463         767,737
    Other liabilities                                414,732         633,691

       Total liabilities                          36,879,702      47,792,433

    Partners' deficit                            (32,590,413)    (31,938,537)
       Total liabilities and Partners'
          deficit                               $  4,289,289    $ 15,853,896

                       KRUPP EQUITY LIMITED PARTNERSHIP
                      CONDENSED STATEMENTS OF OPERATIONS

                               For the Three Months     For the Nine Months
                                Ended September 30,      Ended September 30,
                                  1996       1995        1996          1995

    Revenue                    $ 257,067  $ 870,535   $ 1,459,430  $ 2,593,352
    Property operating
       expenses                  (70,704)  (353,794)     (637,314)  (1,028,390)
    Income before depreciation,
       amortization and
       interest                  186,363    516,741       822,116    1,564,962
    Depreciation and
       amortization (A)          (58,966)   (82,301)     (724,149)    (240,497)
    Interest expense            (754,808)  (930,176)   (2,411,839)  (2,769,644)
    Loss before gain on sale
       of properties            (627,411)  (495,736)   (2,313,872)  (1,445,179)
    Gain on sale of
       properties (A)               -          -        1,661,996         -
    Net loss                   $(627,411) $(496,736)  $  (651,876) $(1,445,179)

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

(3)  Provision for Credit Losses and Accrued Interest Reserves

     The General Partners of the Partnership have recorded a cumulative provision for credit losses of $16,524,000 on its mortgage notes receivable. As of September 30, 1996, total proceeds of $4,792,959, resulting from the sales of Village Green Apartments and North Salado Village, have been applied against the Partnership's outstanding mortgage note receivable balance.

     Additionally, the Partnership has recorded cumulative provisions for uncollectible interest of $11,616,195 and $9,775,416 as of September 30, 1996 and December 31, 1995, respectively. These cumulative provisions are booked against the carrying value of the assets in order to reflect management's current estimates of the underlying property values which, given the inherent uncertainty of real estate valuation in the current market, could differ from the ultimate value obtained upon sale of such properties.

(4)  Summary of Change in Partners' Equity

     A summary of changes in Partners' equity (deficit) for the nine months ended September 30, 1996 is as follows:

                                                                 Total
                                     Limited       General      Partners'
                                     Partners      Partners      Equity
      Balance at
         December 31, 1995          $13,327,834    $(168,006)  $13,159,828
      Net income                        337,091        3,405       340,496
      Distributions                  (5,243,793)     (52,967)   (5,296,760)
      Balance at
         September 30, 1996         $ 8,421,132    $(217,568)  $ 8,203,564

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

             KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity and Capital Resources

Currently, the Partnership has sufficient liquidity to meet its operating needs. The most significant capital need is distributions to investors. However, distributions are currently dependent on cash flow received from KELP's interest payments on the Participating Notes based upon the cash flow of the underlying properties. Due to fluctuations in the cash flow payments received from KELP and its effect on the Partnership's liquidity, the Partnership may need to periodically adjust its distribution rate. Therefore, sustaining the current distribution rate is mainly dependent upon the future cash flow payments received from KELP.

KELP's properties have not generated cash flow sufficient to meet the terms of their existing obligations. The retail centers have historically suffered from an economic downturn in retail sales beginning in the late 1980's. Recently, the properties have maintained a consistent level of operating cash flow. The partners of KELP have made cumulative capital contributions of approximately $4,673,000 to cover prior operating deficits and have arranged for certain short-term borrowings. Additionally, the affiliated management agent has not received payment of management fees since 1991. The General Partners of the Partnership have not commenced foreclosure proceedings because they have determined that there are advantages to allowing KELP to continue to own the properties.

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

The Partnership made an additional distribution of $4,841,321, utilizing the proceeds received from KELP from the sales of Village Green Apartments and North Salado Village Shopping Center.

Operations

The decrease in interest income earned for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, is a result of lower cash flow payments from the underlying KELP mortgages. This decrease is partially offset by an increase in interest income from higher average cash and cash equivalents available for investment. General and administrative expense decreased for the three months ended September 30, 1996, as compared to the same period in 1995, as a result of a decrease in costs related to the preparation and mailing of reports to investors.

For the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, general and administrative expense increased due to an increase in audit expenditures, partially offset by a decrease in investor related costs, as discussed above.


Distributable Cash from Operations

Distributable Cash from Operations, of approximately $70,000 and $119,000 for the three months ended September 30, 1996 and 1995, respectively and $340,000 and $639,000 for the nine months ended September 30, 1996 and 1995, respectively, as defined by Section 5.01 of the Partnership Agreement, is equivalent to net income of the Partnership.

KELP's Results of Operations

The following table presents an analysis of KELP's cash deficit for the three and nine months ended September 30, 1996 and 1995:


                                For the Three Months    For the Nine Months
                                 Ended September 30,     Ended September 30,
                                 (Rounded to $1,000)    (Rounded to $1,000)
                                   1996        1995      1996        1995

Cash flow from properties
   before mortgage debt
   service and capital
   improvement expenditures
   and reserves                $165,000    $ 518,000   $833,000   $1,558,000

Mortgage debt service
   exclusive of amounts
   due to the Partnership       (30,000)    (239,000)  (308,000)    (716,000)

Capital improvement
   expenditures                 (84,000)    (172,000)  (231,000)    (242,000)

Contribution to capital
   improvement reserve              -         (6,000)    (4,000)      (8,000)

Cash flow from properties
   before mortgage debt
   service to the Partnership    51,000      101,000    290,000      592,000

Mortgage debt service to the
   Partnership                  (51,000)    (101,000)  (290,000)    (592,000)

KELP general and
   administrative expenses      (17,000)      (3,000)   (32,000)     (16,000)

   Cash Deficit                $(17,000)   $  (3,000)  $(32,000)  $  (16,000)

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



DATE: November 14, 1996