Form 10-K
period 1996-12-31
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1997-03-31
CIK 757549

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K



   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended       December 31, 1996

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

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference:  Part IV, Item 14.

The exhibit index is located on pages 8-9.

The total number of pages in this document is 25.
                                   PART I

   This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.  BUSINESS

   Krupp Institutional Mortgage Fund Limited Partnership (the "Partnership") was formed on November 15, 1984 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership was formed for the purpose of making participating mortgage loans ("the Participating Notes") to Krupp Equity Limited Partnership ("KELP"), in the amount of up to 95% of the proceeds of the offering of units of limited partner interest (the "Units") (see Note D to the financial statements included in Appendix A of this report). The Partnership terminates on December 31, 2013 unless earlier terminated upon the occurrence of certain events as set forth in the Partnership Agreement.

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

   On February 21, 1985, the Partnership commenced the marketing and sale of the Units for $1,000 per Unit. The public offering was closed on December 5, 1985, at which time 30,059 Units had been sold.

   The primary business of Krupp Institutional Mortgage Fund Limited Partnership (the "Partnership") is making loans evidenced by non-recourse participating promissory notes ("Participating Notes"), collateralized by mortgages on improved, income producing real properties and a Collateral Pledge Agreement dated February 20, 1985 (see Note C to Financial Statements included in Appendix A of this report). The loans have been made to Krupp Equity Limited Partnership ("KELP"), which has the same General Partners as the Partnership, under a master loan agreement (the "Master Loan Agreement"). The Partnership considers itself to be engaged in only one industry segment, namely real estate mortgage lending to KELP.

   KELP's properties began experiencing cash flow difficulties and, beginning with the payment due April 1, 1991, KELP has not been able to fully pay the required quarterly interest payments. The terms of the Master Loan Agreement, which is currently in default, require KELP to pay the Partnership basic interest at a rate of 10% per annum on the Participating Notes.

   The General Partners decided in 1991 not to exercise the Partnership's foreclosure remedies under the Master Loan Agreement, as a result of KELP's default, because the severely depressed state of the real estate market in much of the U.S. made it unlikely that KELP would be able to dispose of its properties at other than very unattractive prices at that time. Thus, the General Partners believed that it was in the Partnership's best interest to continue to permit KELP to hold the properties and attempt to increase cash flows and selectively sell the properties, as market values recover.

   As a result of KELP's difficulties: 1) KELP has remitted to the Partnership all cash flow generated by the properties after operating and administrative expenses and senior mortgage obligations ("KELP Cash Flow") and the Partnership has not exercised its foreclosure rights under the Master Loan Agreements with respect to KELP's defaults; 2) interest and late charges on the Partnership's Participating Notes have continued to accrue, although reserved against; 3) since 1991, as a consequence of the default, the management agent of KELP's properties (an affiliate of its General Partners) has continued to serve even though it is not receiving any payment of property management fees.

   As a result of management's annual assessment of the carrying value of the Participating Notes, which is based on the fair value of underlying properties considering such factors as tenant turnover, current and prospective occupancy levels, the current market competition and assumptions on potential proceeds that might be received upon sale, the General Partners of KELP determined that the carrying value of its investments exceeded its net realizable value. As of December 31, 1996, the General Partners of KELP have recorded a cumulative property valuation provision of $5,000,000 on its real estate investments. Based on KELP's valuation provision, the Partnership has recorded its own cumulative provision for credit losses of $16,524,000, against the outstanding mortgage note receivable balance of $23,497,754, on its related mortgage loans.

   Although, since 1991, many segments of the U.S. real estate market have recovered, in the General Partners' judgment, the properties held by KELP have not materially increased in value over this period. The General Partners' current plan is to continue not to exercise the Partnership's foreclosure rights under the Master Loan Agreement, although they intend to carefully monitor the operations of each property and the state of the market in which each property is located. At such time as the Partnership believes the disposition of a property by KELP would produce a satisfactory level of proceeds to the Partnership under the Master Loan Agreement, the General Partners plan to take appropriate steps on behalf of the Partnership to require a sale by KELP. By proceeding in this fashion the General Partners are seeking to avoid a disposition of the portfolio at "forced liquidation" prices.

   Pursuant to this strategy, in 1996, as a result of the above mentioned disposition activities, KELP sold Village Green Apartments ("Village Green") and North Salado Village Shopping Center ("North Salado") to unaffiliated third parties. For details of each transaction, see Note D to the Financial Statements included in Appendix A of this report.

   The General Partners estimate that this disposition process, which has been ongoing throughout 1996 and earlier, could take several additional years. The deferral of property dispositions defers significant tax liabilities of KELP's Partners. It also defers the due date on certain notes, totaling $2,790,388, issued by the General Partners of KELP, which have been pledged to the Partnership under a Collateral Pledge Agreement (see Note D to the Financial Statements included in Appendix A of this report).
   As of December 31, 1996, the Partnership did not employ any personnel.

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

   The number of Limited Partners as of December 31, 1996 is approximately
3,100.

   The Partnership made the following distributions to its Partners during the fiscal year ended December 31, 1996 and 1995:

                                          Year Ended December 31,
                                         1996                  1995
                                   Amount     Per Unit   Amount    Per Unit

Limited Partners (30,059 Units)  $5,394,087    $179.45  $676,327     $22.50

General Partners                     54,486                6,832
                                 $5,448,573             $683,159

   One of the objectives of the Partnership is to generate cash available for quarterly distributions. However, there is no assurance that future cash flows from KELP will be available for quarterly distributions.

   As a result of the financial condition of the KELP properties and the reduction in the debt service payments made by KELP to the Partnership, the Partnership has made quarterly distributions at rates that fluctuate from .25% to .625% of the invested proceeds.

   In 1996, the Partnership made additional distributions totalling $4,841,321 based on the proceeds received from KELP from the sales of Village Green and North Salado.

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

                                     Year Ended December 31,
                  1996        1995           1994          1993          1992

Total revenue $ 576,376 $   868,620    $ 1,060,150   $   776,804   $   608,365

Net income before
 provision for
credit losses   482,943     765,125        899,420       606,894       414,812

Provision for
 credit losses       -           -        (4,500,000)         -      (3,274,000)

Net income (loss)   482,943    765,125    (3,600,580)      606,894   (2,859,188)

Net income (loss)
 allocated to:

Limited Partners    478,114    757,474     (3,564,574)      600,825 (2,830,596)
Per Unit             15.91       25.20        (118.59)        19.99     (94.17)

General Partners      4,829      7,651        (36,006)        6,069     (28,592)

Total assets at
December 31,    8,219,472  13,172,780     13,092,186    17,367,488    17,378,398

Distributions:

Limited Partners 5,394,087    676,327        676,327       601,180       488,459
 Per Unit          179.45       22.50          22.50         20.00         16.25

General Partners    54,486       6,832         6,832         6,073         4,934

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

Liquidity and Capital Resources

   Currently, the Partnership has sufficient liquidity to meet its operating needs. The most significant capital need is distributions to investors. However, distributions are currently dependent on cash flow received from KELP's interest payments on the Participating Notes, which are based upon the cash flow of the underlying properties. Due to fluctuations in the cash flow payments received from KELP and its effect on the Partnership's liquidity, the Partnership may need to periodically adjust its distribution rate. Therefore, sustaining the current distribution rate is mainly dependent upon the future cash flow payments received from KELP.

   KELP's properties have not generated cash flow sufficient to meet the terms of their existing obligations. The retail centers have historically suffered from an economic downturn in retail sales beginning in the late 1980s. Recently, the remaining properties have maintained a consistent level of operating cash flow. The Partners of KELP have made cumulative capital contributions of approximately $4,673,000 to cover prior operating deficits and have arranged for certain short-term borrowings. Additionally, the affiliated management agent has not received payment of management fees since 1991. The General Partners of the Partnership have not commenced foreclosure proceedings because, as described in Item 1 above, they have determined that there are advantages to allowing KELP to continue to own the properties.

   On March 5, 1996, KELP sold Village Green to an unaffiliated third party for $5,200,000. The buyer assumed the principal outstanding on the first mortgage note payable on the property of $4,633,989, as of the date of sale, which was applied against sale proceeds. As a result of the sale, KELP remitted to the Partnership the available sale proceeds, net of closing costs, of $585,959.

   On May 16, 1996, KELP sold North Salado to an unaffiliated third party for $7,350,000. The outstanding first mortgage note payable on the property of $2,920,405, was paid at the closing. As a result of the sale, KELP remitted to the Partnership available sale proceeds, net of closing costs, of $4,207,000.

   The Partnership made an additional distribution in June, 1996 of $4,841,321, utilizing the proceeds received from KELP from the sales of Village Green and North Salado.

Operations

   1996 compared to 1995

      Total revenue in 1996, as compared to 1995, decreased due to a decrease in interest income on mortgage notes as a result of the reduced cash flow received from KELP's properties. The decrease in cash flow is the result of the sales of Village Green and North Salado in 1996.

      Total expenses decreased due to a decrease in expense reimbursements, partially offset by an increase in general and administrative expense. The decrease in expense reimbursements is due to a decrease in charges in connection with the preparation and mailing of reports and other investor communications.

   1995 compared to 1994

      Total revenue decreased approximately $192,000 primarily from a decrease in interest income on mortgage notes as a result of the reduced cash flow received from KELP's properties. The decrease in cash flow was impacted by the sale of North Oklahoma City Mall in 1994. The decrease in interest income on mortgage notes receivable was partly offset by an increase in interest income earned on cash and cash equivalents.

      Total expenses, net of a provision for credit losses in 1994 of $4,500,000, decreased $57,000. The decrease is due to management's efforts to control all operating costs.

Distributable Cash from Operations

   Distributable Cash from Operations of approximately $483,000, $765,000 and $899,000, as defined by Section 5.01 of the Partnership Agreement, is equivalent to the net income before the provision for credit losses on the Participating Notes for the fiscal years ended December 31, 1996, 1995 and 1994, respectively.

KELP's Results of Operations

   The average occupancy percentages for KELP's properties for the fiscal years ended 1996, 1995, 1994, 1993 and 1992 are as follows:


                                 Current
                                 Leasable
                                 Square        Average Occupancy for the
Property          Description    Footage         Years Ended December 31,
                                              1996  1995   1994   1993  1992
Northeast Plaza   Commercial      89,224       93%   94%    87%    88%   89%
Bell Plaza        Commercial      43,842       98%  100%    90%    90%   89%

   The following table presents an analysis of KELP Cash Flow for purposes of determining required cash flow payments on the Participating Notes for the years ended December 31, 1996, 1995 and 1994:

                                       1996            1995           1994
  Cash flow from properties
   before mortgage debt
   service and capital
   improvement expenditures
   and reserves                     $   992,000    $ 1,951,000     $2,270,000

  Mortgage debt service
   exclusive of amounts
   due to the Partnership              (339,000)      (941,000)    (1,317,000)

  Capital improvement
   expenditures                        (244,000)      (300,000)      (109,000)

  Capital improvement
   reserve contributions                 (4,000)        (6,000)        (4,000)

  Cash flow from properties
   before mortgage debt
   service to the Partnership           405,000        704,000        840,000

  Mortgage debt service
   to the Partnership                  (405,000)      (704,000)      (840,000)

  KELP general and administrative
   expenses                              (9,000)       (38,000)       (48,000)

     Cash deficit                   $    (9,000)   $   (38,000)    $  (48,000)

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

                        Position with
                     Name and Age      The Krupp Corporation

                     Douglas Krupp (50)        Co-Chairman of the Board
                     George Krupp (52)         Co-Chairman of the Board
                     Laurence Gerber (40)      President
                     Robert A. Barrows (39)    Treasurer

   Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare (NYSE-HBR). George Krupp is Douglas Krupp's brother.

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

   Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as Director of Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare Corporation (NYSE-HBR) as well as President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

   Robert A. Barrows is Senior Vice President and Chief Financial Officer of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

   The Partnership has no directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of December 31, 1996, no person of record owned, or was known by the General Partners to own, beneficially more than 5% of the Partnership's 30,059 outstanding Units. On that date, the General Partners and their affiliates owned 10 Units (.03% of the total outstanding) of the Partnership in addition to their General Partner Interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1996 no person of record owned, or was known by the General Partners to own, beneficially more than 5% of the Partnership's outstanding Units.


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

(10)  Material contracts:

(10.1)   The form of Master Loan Agreement (including the form of
         Participating Note and Collateral Pledge Agreement) between the Partnership and Krupp Equity Limited Partnership ("KELP") [Exhibit C to Prospectus included in Registrant's Registration Statement on Form S-11 dated February 15, 1985 (File No. 2-94392)].*

(10.2) Revised basic form of Mortgage to secure payment of the Loans under the Master Loan Agreement [Exhibit 10.3(a) included in Registrant's Registration Statement on Form S-11 dated February 15, 1985 (File No. 2-94392)].*

(10.3) Revised form of Promissory Note as executed by the partners of KELP and pledged under the Collateral Pledge Agreement to secure payment of Loans under the Master Loan Agreement. [Exhibit 10.4(b) included in Registrant's Registration Statement on Form S-11 dated February 15, 1985 (File No. 2-94392)].*

  Northeast Plaza Shopping Center

  (10.4) Promissory Note of KELP, dated September 12, 1985, payable to the Partnership. [Exhibit 5 to Registrant's Report on Form 8-K dated September 12, 1985 (File No. 2-94392)].*

  (10.5) Collateral Mortgage and Collateral Chattel Mortgage Note from KELP dated September 12, 1985. [Exhibit 6 to Registrant's Report on Form 8-K dated September 12, 1985 (File No. 2-94392)].*

  (10.6) Act of Collateral Mortgage and Collateral Chattel Mortgage by KELP in favor of the Partnership dated September 12, 1985. [Exhibit 7 to Registrant's Report on Form 8-K dated September 12, 1985 (File No. 2-94392)].*

  (10.7) Act of Pledge and Pawn of Collateral Mortgage and Collateral Chattel Mortgage Note dated September 12, 1985 between KELP and the Partnership. [Exhibit 8 to Registrant's Report on Form 8-K dated September 12, 1985 (File No. 2-94392)].*

  (10.8) Modification of promissory note dated August 31, 1993 by and between the Partnership and KELP. [Exhibit 10.1 to Registrant's Report on Form 10-Q dated September 30, 1993 (File No. 0-14378)].*

           Bell Plaza Shopping Center

  (10.9) Promissory Note of KELP, dated June 2, 1987, payable to the Partnership [Exhibit 1 to Registrant's Report on Form 8-K dated June 2, 1987 (File No. 0-14378)].*

  (10.10) Mortgage dated June 2, 1987, from KELP to the Partnership. [Exhibit 2 to Registrant's Report on Form 8-K dated June 2, 1987 (File No. 0-14378)].*

           *Incorporated by reference.

(c)        Reports on Form 8-K

  During the last quarter of the fiscal year ended December 31, 1996, the Partnership did not file any reports on Form 8-K.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on 27th day of March, 1997.

                  KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
                  PARTNERSHIP

                  By:  The Krupp Corporation, aGeneral Partner



                  By:  /s/ Douglas Krupp
                       Douglas Krupp, Co-Chairman(Principal
                       Executive Officer) and Director of The Krupp
                       Corporation


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of March, 1997.


Signatures        Titles

/s/ Douglas Krupp      Co-Chairman (Principal Executive Officer) and
Douglas Krupp          Director of The Krupp Corporation, a General
                  Partner.

/s/ George Krupp       Co-Chairman (Principal Executive Officer) and
George Krupp           Director of The Krupp Corporation, a General
                  Partner.

/s/ Laurence Gerber    President of The Krupp Corporation, a General
Laurence Gerber        Partner.

/s/ Robert A. Barrows  Treasurer of The Krupp Corporation, a General
Robert A. Barrows      Partner.

                                 APPENDIX A

            KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP




                            FINANCIAL STATEMENTS
                             ITEM 8 OF FORM 10-K

           ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                    For the Year Ended December 31, 1996

            KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                        INDEX TO FINANCIAL STATEMENTS




Report of Independent Accountants                                         F-3

Balance Sheets at December 31, 1996 and December 31, 1995                 F-4

Statements of Operations for the Years Ended December 31, 1996,
1995 and 1994                                                             F-5
Statements of Changes in Partners' Equity for the
Years Ended December 31, 1996, 1995 and 1994                              F-6

Statements of Cash Flows for the Years Ended December 31, 1996,
1995 and 1994                                                             F-7

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

   As discussed in Note E, the Partnership has recorded a loan loss reserve of $16,524,000 and a reserve for uncollectible interest of $12,225,634, based on management's estimate of the value of the properties which serve as collateral for the mortgage notes receivable. As is the case with all real estate, the ultimate value of such properties can only be determined in a negotiation between buyer and seller.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp
Institutional Mortgage Fund Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


Boston, Massachusetts
March 6, 1997

            KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                               BALANCE SHEETS
                         December 31, 1996 and 1995

                                   ASSETS


                                                     1996           1995

Mortgage notes receivable, net of loan loss
   reserve of $16,524,000 for 1996 and 1995,
   (Notes C, D and E)                            $ 6,973,754    $11,795,943
Cash and cash equivalents (Note F)                 1,112,524      1,260,798
Accrued interest receivable - mortgage notes,
   net of reserve for uncollectible interest of
   $12,225,634 and $9,755,416, respectively
   (Notes C, D and E)                                115,272        112,304
Due from affiliates (Note H)                          16,250          1,575
Other assets                                           1,672          2,160

      Total assets                               $ 8,219,472    $13,172,780



                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                      $    25,274    $    12,952

Partners' equity (deficit)(Note G):

   Limited Partners (30,059 Units outstanding)     8,411,861     13,327,834
   General Partners                                 (217,663)      (168,006)

      Total Partners' equity                       8,194,198     13,159,828

      Total liabilities and Partners' equity     $ 8,219,472    $13,172,780



                   The accompanying notes are an integral
                      part of the financial statements.

            KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                          STATEMENTS OF OPERATIONS
            For the Years Ended December 31, 1996, 1995 and 1994



                                         1996        1995          1994
Interest income:
   Mortgage notes receivable
      (Notes C, D and E)               $497,376    $799,092     $ 1,020,409
   Cash equivalents (Note F)             79,000      69,528          39,741

      Total revenue                     576,376     868,620       1,060,150

Expenses:
   Expense reimbursements (Note H)       33,345      49,689          96,608
   General and administrative            60,088      53,806          64,122
   Provision for credit losses
      (Notes C, D and E)                   -           -          4,500,000

      Total expenses                     93,433     103,495       4,660,730

Net income (loss) (Note I)             $482,943    $765,125     $(3,600,580)


Allocation of net income
   (loss)(Note G):

   Limited Partners (30,059 Units
      outstanding)                     $478,114    $757,474     $(3,564,574)

   Per Unit of Limited Partner
      Interest                         $  15.91    $  25.20     $   (118.59)

   General Partners                    $  4,829    $  7,651     $   (36,006)



                   The accompanying notes are an integral
                      part of the financial statements.

            KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY
            For the Years Ended December 31, 1996, 1995 and 1994



                                                                  Total
                                   Limited       General         Partners'
                                   Partners      Partners         Equity

Balance at December 31, 1993     $17,487,588    $(125,987)      $17,361,601

Distributions                       (676,327)      (6,832)         (683,159)

Net loss                          (3,564,574)     (36,006)       (3,600,580)

Balance at December 31, 1994      13,246,687     (168,825)       13,077,862

Distributions                       (676,327)      (6,832)         (683,159)

Net income                           757,474        7,651           765,125

Balance at December 31, 1995      13,327,834     (168,006)       13,159,828

Distributions (Note G)            (5,394,087)     (54,486)       (5,448,573)

Net income (Note G)                  478,114        4,829           482,943

Balance at December 31, 1996     $ 8,411,861    $(217,663)      $ 8,194,198

The per Unit distributions for the years 1994 through 1996 were $22.50, $22.50 and $179.45, respectively.



                   The accompanying notes are an integral
                      part of the financial statements.

            KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                          STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 1996, 1995 and 1994


                                     1996            1995           1994

Operating activities:
   Net income (loss)               $  482,943    $   765,125 $(3,600,580)
   Adjustments to reconcile net
      income (loss) to net cash
      provided by operating
      activities:
   Provision for credit losses           -              -       4,500,000
   Decrease (increase) in
      accrued interest receivable
      - mortgage notes                 (2,968)       118,812    (205,236)
   Decrease (increase) in due from
      affiliates                      (14,675)         9,159   (10,734)
   Decrease (increase) in other
      assets                              488           (891)      1,344
   Increase (decrease) in
      liabilities                      12,322         (1,372)      8,437

         Net cash provided by
            operating activities      478,110        890,833    693,231

Investing activity:
   Principal collections from
      mortgage notes receivable     4,822,189         26,460     23,952

Financing activity:
   Distributions                   (5,448,573)      (683,159)   (683,159)

Net increase (decrease) in cash
   and cash equivalents              (148,274)       234,134     34,024

Cash and cash equivalents,
   beginning of year                1,260,798      1,026,664    992,640

Cash and cash equivalents,
   end of year                     $1,112,524    $ 1,260,798    $1,026,664


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

   On February 21, 1985, the Partnership commenced the marketing and sale of the Units for $1,000 per Unit. The public offering was closed on December 5, 1985, at which time 30,059 Units had been sold.

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

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents

      The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. Cash equivalents are recorded at cost, which approximates current market value.

      Provisions for Credit Losses and Accrued Interest Reserves

      In accordance with Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standard No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", the Partnership has implemented polices and practices for assessing impairment of its mortgage loans and the recognition of income on impaired loans.

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

      The Partnership recognizes interest income on its impaired loans based on the expected cash flow payments to be received from KELP. Cash flow payments are determined as all cash flow generated by the properties after operating and administrative expenses and senior mortgage obligations. Unpaid interest and late charges are accrued and reserved against. For financial reporting purposes, the Partnership recognizes sales proceeds received from KELP as repayments of principal on the mortgage notes receivable.

      Income Taxes

      The Partnership is not liable for federal or state income taxes as Partnership income or loss is allocated to the Partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and such examination results in a change in the Partnership's taxable income or loss, such change will be reported to the Partners.

C. Mortgage Notes Receivable

   The Partnership made loans to KELP, an affiliate of the Partnership, as provided under the Master Loan Agreement and Collateral Pledge Agreement (the "Agreements"). Under the terms of the Master Loan Agreement, basic interest accrued at a rate of 7.6% per annum and was payable quarterly, in arrears, on the unpaid principal balance of the Participating Notes which were due on December 31, 1992, however, the Partnership exercised its option to extend the maturity date to December 29, 1995.

   KELP's properties began experiencing cash flow deficiencies and, beginning with the payment due April 1, 1991, KELP has not been able to fully pay the required quarterly interest payments.

   The terms of the Master Loan Agreement required KELP to pay the Partnership adjusted basic interest at a rate of 10% per annum, which accrued and was payable quarterly, in arrears, on the unpaid principal balance of the Participating Notes. The Participating Notes matured December 29, 1995.

   Mortgage Notes Receivable consisted of the following as of December 31, 1996 and 1995:

                                                       Principal
                  Property                         1996          1995

     Northeast Plaza Shopping Center          $  6,907,763   $  6,936,993

     North Salado Village Shopping Center I           -         1,513,000

     North Salado Village Shopping Center II          -         6,000,000

     Village Green Apartments                         -         1,902,750

     Bell Plaza Shopping Center                  5,300,000      5,300,000

     Mortgage notes receivable
        collateralized by properties            12,207,763     21,652,743

     Remaining indebtedness from previously
        owned KELP properties                   16,082,950      6,667,200

     Mortgage notes receivable before
        reserve and sales proceeds
        received from KELP                      28,290,713     28,319,943

     Less: Sales proceeds received from
        KELP                                    (4,792,959)          -

     Less: Loan loss reserve                   (16,524,000)   (16,524,000)

     Total mortgage notes receivable          $  6,973,754   $ 11,795,943

      Northeast Plaza Shopping Center ("Northeast Plaza")

      Northeast Plaza is an 89,224 square foot shopping plaza located in Baton Rouge, Louisiana. On September 12, 1985, the Partnership loaned KELP $6,000,000 collateralized by a second mortgage on the Northeast Plaza and the Collateral Pledge Agreement.

      The non-recourse first mortgage of $994,873, collateralized by Northeast Plaza, matured in 1993. In 1994, the General Partners used a portion of working capital reserves to purchase the first mortgage note in order to preserve the Partnership's equity in the underlying property and became the first lien holder of the property. As a result, the Partnership earns 10% from its first mortgage interest investment versus 4% to 6% earned on the working capital reserve balance.

      The maturity date of the note was extended to December 29, 1995 as evidenced by the modification of the promissory note dated August 31, 1993. The note requires monthly payments of $10,135 consisting of principal and interest at the rate of 10% per annum based on a 25-year amortization schedule. The non-recourse first mortgage note had balances of $907,763 and $936,993 at December 31, 1996 and 1995,
      respectively.

      Bell Plaza Shopping Center ("Bell")

      Bell is a 43,842 square foot shopping center located in Oak Lawn, Illinois, a suburb of Chicago. On June 2, 1987, the Partnership loaned KELP $5,300,000 collateralized by a first mortgage evidenced by a deed of trust on Bell and the Collateral Pledge Agreement.

   The average outstanding balances of the mortgage notes receivable were $25,908,849, $28,333,173 and $28,358,379 at December 31, 1996, 1995 and
   1994, respectively.

   The carrying value of the above mentioned mortgage notes receivable reflected in the accompanying balance sheets at December 31, 1996 and 1995 approximates fair value.

   During 1996, KELP sold Village Green Apartments and North Salado Village Shopping Center to unaffiliated third parties. The Partnership applied sales proceeds of $4,792,959 received from KELP against the outstanding mortgage notes receivable (see Note D).

D. Krupp Equity Limited Partnership

   KELP was formed on January 3, 1985 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. KELP terminates on December 31, 2005, unless earlier terminated upon the occurrence of certain events as set forth in its Partnership Agreement. KELP issued all of the General Partner Interests to two General Partners, Krupp Corp. and Krupp Co.-III, and issued all of the Limited Partner Interests to Krupp Co.-III. KELP received capital contributions from the two General Partners, Krupp Corp. and Krupp Co-III, totalling $480,000 which consisted of $204,000 in cash and $276,000 in promissory notes. KELP also received $6,984,086 of Limited Partner capital contributions from Krupp Co.-III consisting of cash, the assumption of a note payable to an affiliate in the amount of $1,550,013, and promissory notes in the amount of $2,514,388. These promissory notes, totalling $2,790,388, are pledged as additional collateral for the Participating Notes under the Master Loan Agreement and the Collateral Pledge Agreement.

   The purpose of KELP is to acquire, manage, operate and sell real estate and personal property; and to borrow funds from the Partnership and other sources to finance the acquisition, management and operation of real estate and personal property related thereto. Condensed financial statements of KELP are as follows:

                      KRUPP EQUITY LIMITED PARTNERSHIP

                          CONDENSED BALANCE SHEETS
                         December 31, 1996 and 1995

                                      ASSETS

                                                     1996            1995

   Property, at cost (1)                         $ 12,716,122  $30,960,353
   Property valuation provision (2)                (5,000,000)(5,986,000)
   Accumulated depreciation                        (3,795,870)(10,206,689)

      Total real estate assets                      3,920,252   14,767,664

   Other assets                                       305,538   1,012,929

      Total assets                               $  4,225,790 $15,780,593

                     LIABILITIES AND PARTNERS' DEFICIT

   Mortgage notes payable to the Partnership(1) $ 28,290,713 $28,319,943
   Mortgage notes payable (1)                            -   7,599,279
   Notes payable to an affiliate                     300,000   300,000
   Accrued interest payable to an affiliate (1)     7,880,286  10,171,783
   Due to affiliates                                  666,702     767,737
   Other liabilities                                  386,780     560,388

      Total liabilities                            37,524,481  47,719,130

   Partners' deficit                              (33,298,691)(31,938,537)

      Total liabilities and Partners' deficit    $  4,225,790$15,780,593

   (1) On March 5, 1996, Village Green was sold to an unaffiliated party for $5,200,000. The sale agreement required the buyer to assume the first mortgage note payable on the property of $4,633,989 and as a result, no prepayment penalty was assessed by the holder of the note. The sale resulted in a gain to KELP of $1,457,889, for financial reporting purposes. On May 16, 1996, North Salado was sold to an unaffiliated third party for $7,350,000. The first mortgage note payable of $2,920,405 was paid at the closing and no prepayment penalty was assessed, under the terms of the mortgage note. The sale of the property resulted in a gain of $121,515 to KELP, for financial reporting purposes. The properties were released as collateral by the Partnership for KELP's secondary mortgage obligations. For KELP's financial reporting purposes, sales proceeds paid to KIMF of $4,792,959 were applied against accrued interest in 1996.
   (2) During the fourth quarter of 1995, the General Partners of KELP determined that the carrying value of its retail properties exceeded its net realizable value which resulted in an additional valuation adjustment of $586,000 which was charged against earnings. In 1996, no additional adjustment to KELP's remaining real estate investments was required, and to date the General Partners have recorded a cumulative property valuation provision of $5,000,000.


KRUPP EQUITY LIMITED PARTNERSHIP

                    CONDENSED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                     1996            1995           1994



Revenue                          $ 1,737,771     $ 3,479,262    $ 4,320,747
Property operating expenses         (726,856)     (1,535,994)   (2,074,159)
   Operating income                1,010,915       1,943,268    2,246,588

Depreciation and amortization       (784,010)       (844,628)   (1,218,383)
Interest                          (3,166,463)     (3,692,639)   (4,038,180)

   Loss before gain on sale
     of properties and property
     valuation provision          (2,939,559)     (2,593,999)  (3,009,975)

Gain on sale of properties         1,579,404            -     (3,592,179)
Property valuation provision            -           (586,000) (5,400,000)

   Loss before extraordinary
     gain                         (1,360,154)     (3,179,999) (12,002,154)

Extraordinary gain - debt
   forgiveness                          -               -      1,176,738

   Net loss                      $(1,360,155)    $(3,179,999)$(10,825,416)

   It is expected that KELP will continue to be unable to pay its stated debt service obligation to the Partnership. The General Partners of KELP have attempted to mitigate the cash flow issues in the following ways: 1) the General Partners or the Limited Partner of KELP have funded certain prior deficits through capital contributions; 2) the General Partners of KELP have arranged for borrowings to cover certain prior deficits; 3) KELP has remitted to the Partnership all available cash flow from the properties; and 4) the management agent for the properties (an affiliate of the General Partners of KELP) has continued to serve even though it is not receiving payment of property management fees. KELP will continue to monitor expenses and implement rental increases as market conditions permit in order to increase cash flow from the properties.

E. Provision for Credit Losses and Accrued Interest Reserves

   The General Partners of the Partnership have recorded a cumulative provision for credit losses of $16,524,000 on its mortgage notes receivable. Additionally, the Partnership has recorded cumulative provisions for uncollectible interest of $12,225,634 and $9,755,416 as of December 31, 1996 and 1995, respectively. These cumulative provisions are recorded against the carrying value of the assets in order to reflect management's current estimates of the underlying property values which, given the inherent uncertainty of real estate valuation in the current market, could differ from the ultimate value obtained upon sale of such properties.

F. Cash and Cash Equivalents

   Cash and cash equivalents at December 31, 1996 and 1995 consist of the following:

                                                1996             1995

        Cash and money market accounts       $  316,317       $  465,788
        Commercial paper                        796,207          795,010
                                             $1,112,524       $1,260,798

   Commercial paper at December 31, 1996 represents corporate issues complying with Section 3.04 of the Partnership Agreement maturing in the first quarter of 1997.

G. Partners' Equity

   Net profits and losses from Partnership operations, excluding Additional Interest on the Participating Notes, shall be determined as of the end of each fiscal year, and are allocated ninety-nine percent (99%) to the class of Limited Partners and one percent (1%) to the class of General Partners.

   Net profits and losses and Distributable Cash from Operations, as defined by Section 5.01 of the Partnership Agreement, allocated to the Limited Partners have been apportioned in the ratio of the number of Units owned per Limited Partner to the total number of Units outstanding. The General Partners portion of net profits and losses, distributions of Distributable Cash from Operations and Surplus Funds, as defined, has been allocated proportionately among the General Partners according to their respective invested capital.

   Distributable Cash from Operations shall be distributed ninety-nine percent (99%) to the class of Limited Partners and one percent (1%) to the class of General Partners. Surplus Funds received by the Partnership, as defined in the Partnership Agreement, are to be allocated differently than that described above.

   As of December 31, 1996, the following cumulative Partner contributions and allocations were made since inception of the Partnership:

                                                         Total
                                   Limited          General         Partners'
                                   Partners         Partners         Equity

    Capital contributions        $ 30,059,000      $ 4,208,560    $ 34,267,560

    Syndication costs                  -            (4,157,560)     (4,157,560)

    Distributions                 (20,310,311)        (205,157)    (20,515,468)

    Net loss                       (1,336,828)         (63,506)     (1,400,334)

    Balance at
     December 31, 1996           $  8,411,861      $  (217,663)   $  8,194,198

H. Related Party Transactions

   The Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with the activities of the Partnership, including communications, bookkeeping and clerical work necessary in maintaining relations with Limited Partners, and accounting, tax and computer services necessary for the maintenance of the books and records of the Partnership.

   Due from affiliates consists of the following as of December 31, 1996 and 1995:

                                                               1996   1995
  Expense reimbursements          $16,250     $ 1,575

I. Federal Income Taxes

  The reconciliations of the net income (loss) reported in the accompanying Statement of Operations with the net income (loss) reported in the Partnership's federal income tax return for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                              1996        1995          1994
      Net income (loss) per Statement
         of Operations                     $  482,943  $  765,125$(3,600,580)

      Book to tax difference due to
         provision for credit loss               -           -         4,500,000

      Income (expense) recognized
         for tax not book                   1,496,640      (3,998)         3,998

      Net income for federal income
         tax purposes                      $1,979,583  $  761,127    $   903,418

The allocation of net income for federal income tax purposes for 1996 is as follows:

                                      Portfolio     Portfolio
                                       Income        Expense        Total
      Limited Partners               $2,052,286       (92,499)   $1,959,787

        General Partners                 20,730          (934)       19,796
                                     $2,073,016     $ (93,433)   $1,979,583

   The basis of the Partnership's assets for tax purposes exceeds its assets for financial reporting purposes by approximately $25,000,000 and $24,000,000 at December 31, 1996 and 1995, respectively. The tax and book basis of the Partnership's liabilities are equal.