Form 10-Q
period 1997-03-31
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1997-05-15
CIK 757549

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    March 31, 1997


                                    OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to


              Commission file number          0-14378


     Krupp Institutional Mortgage Fund Limited Partnership


            Massachusetts                  04-2860302
(State or other jurisdiction of           (IRS employer
incorporation or organization)            dentification no.)

470 Atlantic Avenue, Boston, Massachusetts            02210
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


The total number of pages in this document is 11.

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

                              BALANCE SHEETS


                                  ASSETS



                                                  March 31,    December 31,
                                                    1997          1996
Mortgage notes receivable, net of loan loss
 reserve of $16,524,000 (Notes 2 and 3)         $ 6,965,980     $ 6,973,754
Cash and cash equivalents                         1,094,714       1,112,524
Accrued interest receivable - mortgage notes,
 net of reserve for uncollectible interest of
 $12,803,469 and $12,225,634, respectively
 (Note 3)                                           131,121         115,272
Due from affiliates (Note 5)                          1,159         16,250
Other asset                                           1,625          1,672

    Total assets                                $ 8,194,599    $ 8,219,472



                       LIABILITIES AND PARTNERS' EQUITY


Liabilities                                     $   12,765     $   25,274

Partners' equity (deficit) (Note 4):
  Limited Partners (30,059 Units outstanding)     8,399,621      8,411,861
  General Partners                                 (217,787)      (217,663)

    Total Partners' equity                        8,181,834      8,194,198

    Total liabilities and Partners' equity      $ 8,194,599    $ 8,219,472

                  The accompanying notes are an integral
                     part of the financial statements.

           KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                         STATEMENTS OF OPERATIONS




                                                 For the Three Months
                                                    Ended March 31,
                                                   1997          1996

Interest income:
  Mortgage notes receivable (Notes 2 and 3)      $153,751      $156,375
  Cash equivalents                                 14,723        17,119

      Total revenue                               168,474       173,494

Expenses:
  Expense reimbursements (Note 5)                   7,427       12,953
  General and administrative                       21,598        17,951

      Total expenses                               29,025        30,904

Net income                                       $139,449      $142,590

Allocation of net income (Note 4):

  Limited Partners (30,059 Units outstanding)    $138,055      $141,164

  Per Unit of Limited Partner Interest           $   4.59      $   4.70

  General Partners                               $  1,394      $  1,426

The accompanying notes are an integral
part of the financial statements.

           KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                         STATEMENTS OF CASH FLOWS


                                                     For the Three Months
                                                         Ended March 31,
                                                       1997          1996
Operating activities:
  Net income                                       $  139,449      $  142,590
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Changes in assets and liabilities:
      Increase in accrued interest receivable -
       mortgage notes                                 (15,849)   (20,704)
      Decrease (increase) in due from affiliates       15,091   (110,729)

      Decrease in other assets                             47             78
      Decrease in liabilities                         (12,509)        (6,654)

        Net cash provided by operating
         activities                                   126,229          4,581

Investing activities:
  Principal collections from mortgage
   notes receivable                                     7,774          7,037
  Increase in other investments                           -         (471,218)

       Net cash provided by (used in)
        investing activities                            7,774       (464,181)

Financing activity:
  Distributions                                      (151,813)      (151,813)

Net decrease in cash and cash equivalents             (17,810)      (611,413)

Cash and cash equivalents, beginning of period       1,112,524      1,260,798

Cash and cash equivalents, end of period            $1,094,714     $  649,385

                  The accompanying notes are an integral
                     part of the financial statements.

           KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                       NOTES TO FINANCIAL STATEMENTS



(1)   Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of The Krupp Corporation and The Krupp Company Limited Partnership-III ("Krupp Co.- III"), the General Partners of Krupp Institutional Mortgage Fund Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1997 and its results of operations and cash flows for the three months ended March 31, 1997 and 1996.

      The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)   Krupp Equity Limited Partnership ("KELP")

    The Partnership made loans to KELP, an affiliate of the Partnership, as provided under the Master Loan Agreement and Collateral Pledge Agreement.The purpose of KELP is to acquire, manage, operate and sell real estate and personal property; and to borrow funds from the Partnership and other sources to finance the acquisition, management and operation of real estate and personal property related thereto. Condensed financial statements of KELP are as follows:


                       KRUPP EQUITY LIMITED PARTNERSHIP
                           CONDENSED BALANCE SHEETS

                                    ASSETS
                                                  March 31,     December 31,
                                                    1997            1996
     Real estate assets:
        Real estate, at cost                    $12,716,566     $ 12,716,122
        Property valuation provision             (5,000,000)      (5,000,000)
        Accumulated depreciation                 (3,853,659)      (3,795,870)

           Total real estate assets               3,862,907        3,920,252

     Other assets                                   290,000          305,538

           Total assets                         $ 4,152,907     $  4,225,790



                       LIABILITIES AND PARTNERS' DEFICIT

      Mortgage notes payable to the
         Partnership                            $28,282,939      $28,290,713

     Notes payable to an affiliate                  300,000          300,000
     Accrued interest payable to an
      affiliate (A)                               8,480,920        7,880,286
     Due to affiliates                              689,018          666,702
     Other liabilities                              356,537          386,780

           Total liabilities                     38,109,414       37,524,481

     Partners' deficit                          (33,956,507)     (33,298,691)

           Total liabilities and Partners'
             deficit                            $ 4,152,907       $4,225,790

                       KRUPP EQUITY LIMITED PARTNERSHIP
                      CONDENSED STATEMENTS OF OPERATIONS

                                                   For the Three Months
                                                      Ended March 31,
                                                   1997            1996

     Revenue (A)                                $  266,965     $  767,093
     Property operating expenses                  (127,414)      (382,819)

     Income before depreciation,
      amortization and interest                    139,551        384,274

     Depreciation and amortization (A)             (58,831)      (475,321)
     Interest                                     (738,536)      (875,732)

     Loss before gain on sale of property         (657,816)      (966,779)

     Gain on sale of property (A)                      -        1,475,910

     Net income (loss)                          $ (657,816)    $  509,131

      (A) On March 5, 1996, KELP sold Village Green Apartments to an unaffiliated third party for $5,200,000. On May 16, 1996, KELP sold North Salado to an unaffiliated third party for $7,350,000. KELP remitted available sale proceeds of $4,792,959 to the Partnership. For KELP's financial reporting purposes, sales proceeds paid to KIMF of $4,792,959 were applied against accrued interest in 1996.

(3)Provision for Credit Losses and Accrued Interest Reserves

      The General Partners of the Partnership have recorded a cumulative provision for credit losses of $16,524,000 on its mortgage notes receivable. Additionally, the Partnership has recorded cumulative provisions for uncollectible interest of $12,803,469 and $12,225,634 as of March 31, 1997 and December 31, 1996, respectively. These cumulative provisions are recorded against the carrying value of the assets in order to reflect management's current estimates of the underlying property values which, given the inherent uncertainty of real estate valuation in the current market, could differ from the ultimate value obtained upon sale of such properties.


(4)   Summary of Changes in Partners' Equity

      A summary of changes in Partners' equity (deficit) for the three months ended March 31, 1997 is as follows:

                                                                  Total
                                      Limited       General      Partners'
                                      Partners      Partners      Equity

     Balance at December 31, 1996    $ 8,411,861  $(217,663)    $ 8,194,198

     Net income                         138,055        1,394       139,449

     Distributions                     (150,295)      (1,518)     (151,813)

     Balance at March 31, 1997       $ 8,399,621  $(217,787)  $  8,181,834

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

      Due from affiliates consisted of expense reimbursements of $1,159 and $16,250 at March 31, 1997 and December 31, 1996, respectively.


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

Operations

Total revenue slightly decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, as a result of the decrease in interest income on mortgage notes due to reduced cash flow interest payments received from KELP's properties. The decrease in cash flow received from the KELP properties can be attributed to the sales of Village Green and North Salado in 1996.

Total expenses remained stable during the first quarter of 1997 as compared to the same period in 1996, as the decrease in expense reimbursements offset the increase in general and administrative expense. The increase in general and administrative expense in the first quarter of 1997, as compared to the first quarter of 1996, is primarily due to an increase in charges in connection with the preparation and mailing of reports and other investor communications.

Distributable Cash from Operations

Distributable Cash from Operations, of approximately $140,000 and $143,000 at March 31, 1997 and 1996, respectively, as defined by Section 5.01 of the Partnership Agreement, is equivalent to the net income of the Partnership.

KELP's Results of Operations


The following table presents an analysis of KELP's cash deficit for the three months ended March 31, 1997 and 1996:

                                               For the Three Months
                                                  Ended March 31,
                                                (Rounded to $1,000)
                                                1997           1996
  Cash flow from properties before
   mortgage debt service and capital
  improvement expenditures and reserves     $ 161,000    $ 421,000

  First mortgage principal                     (30,000)    (204,000)

  Capital improvement expenditures                 -        (80,000)

  Capital improvement reserve contributions        -         (4,000)

  Cash flow from properties before
   mortgage debt service to the Partnership    131,000      133,000

  Mortgage debt service to the Partnership    (131,000)    (133,000)

  KELP general and administrative expenses     (13,000)      (9,000)

     Cash deficit                            $ (13,000)   $  (9,000)

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



              Krupp Institutional Mortgage Fund Limited Partnership
                                               (Registrant)



                 BY:            /s/Wayne H. Zarozny
                                Wayne H. Zarozny
                                Treasurer and Chief Accounting
                                Officer of the Krupp Corporation, a
                                General Partner.



DATE:  May 14 , 1997