Form 10-Q
period 1997-06-30
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1997-08-14
CIK 757549

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934


For the quarterly period ended    June 30,
1997

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

The total number of pages in this document is 12.

       PART I.  FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                         BALANCE SHEETS


                             ASSETS


                                          June 30,  December 31,
                                            1997       1996

Mortgage notes receivable, net of loan loss
  reserve of $16,524,000 (Notes 3 and 4)$ 6,958,010   $ 6,973,754
Cash and cash equivalents (Note 2)        1,100,166     1,112,524
Accrued interest receivable - mortgage notes,
  net of reserve for uncollectible interest of
  $13,391,566 and $12,225,634, respectively
  (Note 4)                                  128,736      115,272
Due from affiliates (Note 6)                  -           16,250
Other assets                                  4,244        1,672

     Total assets                       $ 8,191,156 $  8,219,472




                LIABILITIES AND PARTNERS' EQUITY


Liabilities                                  17,504      25,274

Partners' equity (deficit) (Note 5):
Limited Partners (30,059 Units outstanding)8,391,520  8,411,861
  General Partners                         (217,868)   (217,663)

     Total Partners' equity               8,173,652   8,194,198

Total liabilities and Partners' equity  $ 8,191,156 $ 8,219,472












             The accompanying notes are an integral
                part of the financial statements.

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                      STATEMENTS OF INCOME




  For the Three Months      For the Six Months
   Ended June 30,             Ended June 30,
  1997        1996           1997      1996
Interest income:
  Mortgage notes receivable
  (Notes 3 and 4)          $151,169  $129,172 $304,920   $285,547
  Cash equivalents (Note 2)  15,363    28,738   30,086     45,857

  Total revenue             166,532   157,910  335,006   331,404

Expenses:
  Expense reimbursements
     (Note 6)                 9,156    10,740  16,583    23,693
General and administrative  13,745     19,459   35,343   37,410

Total expenses              22,901     30,199   51,926   61,103

Net income                $143,631   $127,711 $283,080 $270,301


Allocation of net income
     (Note 5):

  Limited Partners (30,059
     Units outstanding)    $142,194  $126,434 $280,249  $267,598

Per Unit of Limited Partner$   4.73  $   4.20 $   9.32  $   8.90

General Partners           $  1,437  $  1,277 $  2,831  $  2,703
























The accompanying notes are an integral
                part of the financial statements.

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS


                                For the Six Months
                                   Ended June 30,
                                  1997        1996
Operating activities:
  Net income                               $  283,080  $  270,301
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       Changes in assets and liabilities:
          Decrease (increase) in accrued interest
            receivable-mortgage notes         (13,464)      6,321
          Decrease in due from affiliates      16,250       1,081
          Increase in other assets             (2,572)    (5,806)
          Increase (decrease) in liabilities    (7,770)     3,048

               Net cash provided by operating
                 activities                   275,524     274,945

Investing activities:
  Principal collections from mortgage
     notes receivable                          15,744       -
  Decrease in mortgage notes receivable         -       4,807,210
  Increase in other investments                 -        (471,218)

               Net cash provided by investing
                 activities                    15,744   4,335,992

Financing activity:
  Distributions                              (303,626) (5,096,534)

Net decrease in cash and cash equivalents     (12,358)   (485,597)

Cash and cash equivalents, beginning of period 1,112,524 1,260,798

Cash and cash equivalents, end of period   $ 1,100,166  $  775,201





















             The accompanying notes are an integral
                part of the financial statements.

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS





(1)Accounting Policies

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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1997 and its results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. Certain prior year balances have been reclassified to conform with current year financial statement presentation.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents
Cash and cash equivalents consisted of the following:


                                        June 30,    December 31,
                                          1997          1996

      Cash and money market accounts  $  306,843    $   316,317
      Commercial paper                   793,323        796,207

                                      $1,100,166    $ 1,112,524

At June 30, 1997, commercial paper represents corporate issues complying with Section 3.04 of the Partnership Agreement maturing in the third quarter of 1997. At June 30, 1997, the carrying value of the Partnership's investment in commercial paper approximates fair value.

(3)Krupp Equity Limited Partnership ("KELP")

The Partnership made loans to KELP, an
affiliate of the Partnership, as provided under the Master Loan Agreement and Collateral
Pledge Agreement. The purpose of KELP is to acquire, manage, operate and sell real estate and personal property; and to borrow funds from the Partnership and other sources to finance the acquisition, management and operation of real estate and personal property related thereto. Condensed financial statements of KELP are as follows:


Continued

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

(3) Krupp Equity Limited Partnership ("KELP") - Continued

KRUPP EQUITY LIMITED PARTNERSHIP
                    CONDENSED BALANCE SHEETS

                             ASSETS
                                          June 30,   December 31,
                                            1997         1996
    Real estate assets:
      Real estate, at cost              $ 12,730,151 $ 12,716,122
      Property valuation provision        (5,000,000)  (5,000,000)
      Accumulated depreciation            (3,911,653)  (3,795,870)

           Total real estate assets        3,818,498    3,920,252

      Other assets                           339,187      305,538

           Total assets                 $  4,157,685 $  4,225,790

                LIABILITIES AND PARTNERS' DEFICIT

 Mortgage notes payable to the Partnership$ 28,274,969 $28,290,713
 Notes payable to an affiliate                 300,000     300,000
 Accrued interest payable to an
    affiliate (A)                           9,073,836    7,880,286
 Due to affiliates                            703,414      666,702
 Other liabilities                            424,199      386,780

          Total liabilities                38,776,418   37,524,481

    Partners' deficit                      (34,618,733)(33,298,691)
          Total liabilities and Partners'
           deficit                      $    4,157,685 $ 4,225,790

                KRUPP EQUITY LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF OPERATIONS

 For the Three Months              For the Six Months
     Ended June 30,                       Ended June 30,
    1997      1996                      1997         1996

Revenue (A)(B)         $   638,551 $ 435,270 $ 905,516 $1,202,363
  Property operating
     expenses             (126,619) (183,791) (254,033) (566,610)
  Depreciation and
  amortization (A)(B)     (235,882) (189,862) (294,713) (665,183)
Interest (B)            (1,049,007) (781,299)(1,787,543)(1,657,031)

  Loss before gain on sale
     of properties and gain
     on extinguishment of
     debtv             (772,957) (719,682) (1,430,773)(1,686,461)

  Gain on sale of
     properties (A)       -       186,086      -        1,661,996

  Gain on extinguishment
     of debt (B)        108,711         -      108,711      -

  Net loss           $  (664,246)$(533,596) $(1,322,062)$(24,465)

Continued

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

(3)Krupp Equity Limited Partnership ("KELP") -
Continued

(A)On March 5, 1996, KELP sold Village Green
Apartments to an unaffiliated third party for $5,200,000. On May 16, 1996, KELP sold North
Salado to an unaffiliated third party for $7,350,000. KELP remitted available sale proceeds of $4,792,959 to the Partnership.
For KELP's financial reporting purposes, sales proceeds paid to KIMF of $4,792,959 were applied against accrued interest in 1996.

(B) On May 13, 1997, KELP acquired all of the beneficial interests in four Delaware business trusts and a 99% member interest in a limited liability company (collectively referred to as the "Entities") for an aggregate purchase price of $32,025,603. KELP acquired the Entities for cash of $3,309,761, subject to their outstanding mortgage balances as of May
13, 1997, totaling $28,715,842. KELP obtained the cash used in the exchange through the proceeds of a loan made by KCLP III ("KCLP III
Note"), its general partner and limited
partner. Each of the Entities acquired owns real property, which is net leased to a national retail franchise. On June 23, 1997,
KELP admitted KGP-II Inc. as a limited
partner. Subsequently, on June 30, 1997, KELP distributed its interests in the Entities to KCLP III in full satisfaction of the KCLP III
Note and in exchange for its entire
partnership interest in KELP. The promissory notes due KIMF from KCLP III, which total
$2,767,388 and are pledged as collateral on the participating promissory notes
("Participating Notes"), remain as an
obligation of KCLP III.

The above transactions had no effect on KELP's net loss and there was no positive or negative cash flow which resulted from the operations of the Entities. Accordingly, the transaction had no impact on KELP's ability to make the required quarterly cash flow payment to KIMF, the holder of its Participating Notes, or its ability to meet other obligations with respect to the Participating Notes.

(4)Provision for Credit Losses and Accrued
Interest Reserves

The General Partners of the Partnership have recorded a cumulative provision for credit losses of $16,524,000 on its mortgage notes receivable as of June 30, 1997 and December
31, 1996. Additionally, the Partnership has recorded cumulative provisions for uncollectible interest of $13,391,566 and
$12,225,634 as of June 30, 1997 and December
31, 1996, respectively. These cumulative provisions are recorded against the carrying value of the assets in order to reflect management's current estimates of the underlying property values which, given the inherent uncertainty of real estate valuation in the current market, could differ from the ultimate value obtained upon sale of such properties.












Continued

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued



(5) Summary of Changes in Partners' Equity

    A summary of changes in Partners' equity (deficit) for the six months ended June 30, 1997 is as follows:

                                                        Total
                               Limited      General    Partners'
                               Partners      Partners     Equity


 Balance at December 31, 1996  $8,411,861  $(217,663) $8,194,198
 Net income                       280,249      2,831     283,080
Distributions                     (300,590)   (3,036)  (303,626)
    Balance at June 30, 1997   $ 8,391,520  $(217,868)$8,173,652

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

    Due from affiliates consisted of expense reimbursements of $16,250 at December 31, 1996.

KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP



Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

Currently, the Partnership has sufficient liquidity to meet its operating needs. The most significant capital need is distributions to investors. Distributions are dependent on cash flow received from KELP's interest payments on the Participating Notes, which are based upon the cash flow of the underlying properties. Due to fluctuations in the cash flow payments received from KELP and its effect on the Partnership's liquidity, the Partnership may need to periodically adjust its distribution rate. Therefore, sustaining the current distribution rate is mainly dependent upon the future cash flow payments received from KELP.

KELP's properties have not generated cash flow sufficient to meet the terms of their existing obligations. Recently, the remaining properties have maintained a consistent level of operating cash flow. The Partners of KELP have made cumulative capital contributions of approximately $4,673,000 to cover prior operating deficits and have arranged for certain short-term borrowings. Additionally, the affiliated management agent has not received payment of management fees since
1991. The General Partners of the Partnership have not commenced foreclosure proceedings because they have determined that, due to the depressed state of the real estate market, KELP would be unable to dispose of its properties at other than unattractive prices.
Thus, the General Partners believed that it was in the Partnership's best interest to continue to permit KELP to hold the properties and attempt to increase cash flows and selectively sell the properties, as market values recover.

Operations

Total revenue slightly increased for three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, as a result of the increase in interest income on mortgage notes due to higher cash flow interest payments received from KELP's properties. This increase is partially offset by a decrease in interest income attributable to lower average cash and cash equivalents available for investment.

Total expenses decreased for the three and six months ended June 30, 1997, as compared to the same periods in 1996, due to a decrease in expense reimbursements. The decrease in expense reimbursements is due to decreased costs incurred in connection with the preparation and mailing of reports and other investor communications.
Distributable Cash from Operations

Distributable Cash from Operations, of
approximately $144,000 and $128,000 for the three months ended June 30, 1997 and 1996, respectively and $283,000 and $270,000 for the six months ended June 30, 1997 and 1996, respectively, as defined by Section 5.01 of the Partnership Agreement, is equivalent to net income of the Partnership.


Continued
KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
PARTNERSHIP




KELP Operations

Net loss, after giving effect to the sales of Village Green Apartments and North Salado
Shopping Center and the acquisition and
distribution of the Entities (as described in Note 3), remained stable for the three and six months ended June 30, 1997, when compared to the same periods in 1996, as total revenue and total expenses remained relatively constant.

  KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
PARTNERSHIP

         PART II - OTHER INFORMATION



Item 1.Legal Proceedings

Response:  None

Item 2.Changes in Securities

Response:  None

Item 3.Defaults upon Senior Securities

Response:  None

Item 4.Submission of Matters to a Vote of Security Holders

Response:  None

Item 5.Other Information

Response:  None

Item 6.Exhibits and Reports on Form 8-K

Response:  None

                  SIGNATURE



Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Krupp Institutional Mortgage Fund Limited
Partnership
                             (Registrant)
         BY:/s/Wayne H. Zarozny
         Wayne H. Zarozny
         Treasurer and Chief Accounting
Officer of The Krupp Corporation,
         a General Partner.

DATE: August 14, 1997