Form 10-K/A
period 1996-12-31
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1997-09-18
CIK 757549

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-K/A

AMENDMENT NO. 1



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


The total number of pages in this document is 18.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA

See Appendix A to this report.

                  SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of September, 1997.

KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
PARTNERSHIP

By:The Krupp Corporation, a General Partner
By:/s/ Wayne H. Zarozny

Wayne H. Zarozny
Treasurer of The Krupp Corporation

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

Statements of Changes in Partners' Equity for the
Years Ended December 31, 1996, 1995 and 1994F-6

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





Boston, Massachusetts    COOPERS & LYBRAND,
L.L.P.
March 6, 1997

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                         BALANCE SHEETS
                   December 31, 1996 and 1995

                             ASSETS



                                            1996        1995

Mortgage notes receivable, net of loan loss
  reserve of $16,524,000 for 1996 and 1995,
  (Notes C, D and E)                    $ 6,973,754 $11,795,943
Cash and cash equivalents (Note F)        1,112,524   1,260,798
Accrued interest receivable - mortgage notes,
  net of reserve for uncollectible interest of
  $12,225,634 and $9,755,416, respectively
  (Notes C, D and E)                        115,272     112,304
Due from affiliates (Note H)                 16,250       1,575
Other assets                                  1,672       2,160

     Total assets                       $ 8,219,472 $13,172,780



                LIABILITIES AND PARTNERS' EQUITY

Liabilities                             $    25,274 $    12,952

Partners' equity (deficit)(Note G):

Limited Partners (30,059 Units outstanding)8,411,861  13,327,834
  General Partners                         (217,663)    (168,006)

Total Partners' equity                    8,194,198  13,159,828

Total liabilities and Partners' equity  $ 8,219,472 $13,172,780























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

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

            STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      For the Years Ended December 31, 1996, 1995 and 1994



                                                      Total
                             Limited    General      Partners'
                             Partners   Partners      Equity

Balance at December 31, 1993 $17,487,588 $(125,987) $17,361,601

Distributions                 (676,327)    (6,832)     (683,159)

Net loss                    (3,564,574)  (36,006)    (3,600,580)

Balance at December 31, 1994 13,246,687 (168,825)    13,077,862

Distributions                 (676,327)  (6,832)       (683,159)

Net income                     757,474     7,651        765,125

Balance at December 31, 1995 13,327,834 (168,006)    13,159,828

Distributions (Note G)      (5,394,087)  (54,486)    (5,448,573)

Net income (Note G)            478,114     4,829        482,943

Balance at December 31, 1996$ 8,411,861 $(217,663)  $ 8,194,198

The per Unit distributions for the years 1994 through 1996 were $22.50, $22.50 and $179.45, respectively.












             The accompanying notes are an integral
                part of the financial statements.

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1996, 1995 and 1994



                                  1996        1995         1994
Operating activities:
  Net income (loss)            $  482,943 $   765,125  $(3,600,580)
  Adjustments to reconcile net
     income (loss) to net cash
     provided by operating
     activities:
  Provision for credit losses        -           -       4,500,000
  Decrease (increase) in
     accrued interest receivable
     - mortgage notes              (2,968)    118,812    (205,236)
  Decrease (increase) in due from
     affiliates                   (14,675)      9,159      (10,734)
  Decrease (increase) in other
     assets                           488        (891)      1,344
  Increase (decrease) in
     liabilities                   12,322      (1,372)      8,437

       Net cash provided by
          operating activities    478,110     890,833      693,231

Investing activity:
  Principal collections from
     mortgage notes receivable  4,822,189      26,460       23,952

Financing activity:
  Distributions                (5,448,573)   (683,159)   (683,159)

Net increase (decrease) in cash
  and cash equivalents           (148,274)   234,134       34,024

Cash and cash equivalents,
  beginning of year             1,260,798   1,026,664      992,640

Cash and cash equivalents,
  end of year                  $1,112,524 $ 1,260,798  $ 1,026,664





















             The accompanying notes are an integral
                part of the financial statements.

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS




A.Organization

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

B.Significant Accounting Policies

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

                            Continued

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

B.Significant Accounting Policies, Continued

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

C.Mortgage Notes Receivable

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



                            Continued

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

C.   Mortgage Notes Receivable, Continued

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




                  Continued
  KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS, Continued


C.Mortgage Notes Receivable - Continued

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

D.Krupp Equity Limited Partnership

KELP was formed on January 3, 1985 by filing a Certificate of Limited Partnership in The
Commonwealth of Massachusetts.  KELP
terminates on December 31, 2005, unless
earlier terminated upon the occurrence of certain events as set forth in its Partnership
Agreement.  KELP issued all of the General
Partner Interests to two General Partners,
Krupp Corp. and Krupp Co.-III, and issued all of the Limited Partner Interests to Krupp Co.-
III. KELP received capital contributions from the two General Partners, Krupp Corp. and
Krupp Co-III, totalling $480,000 which
consisted of $204,000 in cash and $276,000 in promissory notes. KELP also received
$6,984,086 of Limited Partner capital
contributions from Krupp Co.-III consisting of cash, the assumption of a note payable to an affiliate in the amount of $1,550,013, and promissory notes in the amount of $2,514,388.
These promissory notes, totalling $2,790,388, are pledged as additional collateral for the Participating Notes under the Master Loan
Agreement and the Collateral Pledge Agreement.

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














                            Continued
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued




D.   Krupp Equity Limited Partnership - Continued

                KRUPP EQUITY LIMITED PARTNERSHIP

                    CONDENSED BALANCE SHEETS
                   December 31, 1996 and 1995

                                    ASSETS
                                            1996         1995
  Property, at cost (1)                 $ 12,716,122 $ 30,960,353
  Property valuation provision (2)        (5,000,000)  (5,986,000)
  Accumulated depreciation                (3,795,870) (10,206,689)

     Total real estate assets              3,920,252   14,767,664

  Other assets                               305,538    1,012,929

     Total assets                       $  4,225,790 $ 15,780,593

                LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable to the Partnership(1)$ 28,290,713$28,319,943
Mortgage notes payable (1)         -       7,599,279
Notes payable to an affiliate                300,000       300,000
Accrued interest payable to an affiliate (1)7,880,286   10,171,783
  Due to affiliates                          666,702       767,737
  Other liabilities                          386,780      560,388

  Total liabilities                       37,524,481   47,719,130

Partners' deficit                        (33,298,691)  (31,938,537)

Total liabilities and Partners' deficit $  4,225,790 $ 15,780,593

(1)On March 5, 1996, Village Green was sold to an unaffiliated party for $5,200,000. The sale agreement required the buyer to assume the first mortgage note payable on the property of $4,633,989 and as a result, no prepayment penalty was assessed by the holder of the note. The sale resulted in a gain to KELP of $1,457,889, for financial reporting purposes. On May 16, 1996, North Salado was sold to an unaffiliated third party for $7,350,000. The first mortgage note payable of $2,920,405 was paid at the closing and no prepayment penalty was assessed, under the terms of the mortgage note. The sale of the property resulted in a gain of $121,515 to KELP, for financial reporting purposes. The properties were released as collateral by the Partnership for KELP's secondary mortgage obligations. For KELP's financial reporting purposes, sales proceeds paid to KIMF of $4,792,959 were applied against accrued interest in 1996.
(2)During the fourth quarter of 1995, the General Partners of KELP determined that the carrying value of its retail properties exceeded its net realizable value which resulted in an additional valuation adjustment of $586,000 which was charged against earnings. In 1996, no additional adjustment to KELP's remaining real estate investments was required, and to date the General Partners have recorded a cumulative property valuation provision of $5,000,000.

 Continued
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued



D.    Krupp Equity Limited Partnership - Continued

KRUPP EQUITY LIMITED PARTNERSHIP

               CONDENSED STATEMENTS OF OPERATIONS
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                               1996        1995        1994

Revenue                    $ 1,737,771 $ 3,479,262 $  4,320,747
Property operating expenses   (726,856)  (1,535,994)  (2,074,159)
  Operating income           1,010,915    1,943,268    2,246,588

Depreciation and amortization (784,010)   (844,628)  (1,218,383)
Interest                    (3,166,463)  (3,692,639)  (4,038,180)

  Loss before gain on sale
    of properties and property
    valuation provision     (2,939,559) (2,593,999)   (3,009,975)

Gain on sale of properties   1,579,404        -       (3,592,179)
Property valuation provision      -       (586,000)   (5,400,000)

  Loss before extraordinary
    gain                    (1,360,155)  (3,179,999) (12,002,154)

Extraordinary gain - debt
  forgiveness                     -           -        1,176,738

  Net loss                 $(1,360,154) $(3,179,999)$(10,825,416)

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

E.Provision for Credit Losses and Accrued
Interest Reserves

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


                            Continued

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

F.   Cash and Cash Equivalents

  Cash and cash equivalents at December 31, 1996 and 1995 consist of the following:

                                       1996           1995

      Cash and money market accounts$  316,317    $  465,788
      Commercial paper                 796,207       795,010
                                    $1,112,524    $1,260,798

Commercial paper at December 31, 1996
represents corporate issues complying with
Section 3.04 of the Partnership Agreement maturing in the first quarter of 1997.

G.Partners' Equity

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

As of December 31, 1996, the following
cumulative Partner contributions and
allocations were made since inception of the
Partnership:

                                                        Total
                             Limited      General      Partners'
                             Partners     Partners      Equity

   Capital contributions   $ 30,059,000 $ 4,208,560  $ 34,267,560


   Syndication costs             -        (4,157,560)  (4,157,560)

   Distributions            (20,310,311)    (205,157) (20,515,468)

   Net loss                  (1,336,828)     (63,506)  (1,400,334)

   Balance at
    December 31, 1996      $  8,411,861  $  (217,663)$  8,194,198

Continued

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

H.Related Party Transactions

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

I.   Federal Income Taxes

  The reconciliations of the net income (loss) reported in the accompanying Statement of Operations with the net income (loss) reported in the Partnership's federal income tax return for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                     1996       1995       1994

Net income (loss) per Statement
  of Operations                  $  482,943  $765,125  $(3,600,580)

     Book to tax difference due to
       provision for credit loss         -         -      4,500,000

     Income (expense) recognized
       for tax not book             1,496,640     (3,998)      3,998

     Net income for federal income
       tax purposes                $1,979,583 $ 761,127  $   903,418

  The allocation of net income for federal income tax purposes for 1996 is as follows:

                           Portfolio   Portfolio
                            Income      Expense        Total

       Limited Partners   $2,052,286     (92,499)   $1,959,787

        General Partners      20,730        (934)       19,796
                          $2,073,016   $ (93,433)   $1,979,583

The basis of the Partnership's assets for tax purposes exceeds its assets for financial reporting purposes by approximately
$25,000,000 and $24,000,000 at December 31,
1996 and 1995, respectively. The tax and book basis of the Partnership's liabilities are equal.