Form 10-Q
period 1997-09-30
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1997-11-14
CIK 757549

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    September
30, 1997

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

                         BALANCE SHEETS


                             ASSETS


                                        September 30,December 31,
                                            1997       1996

Mortgage notes receivable, net of loan loss
  reserve of $16,524,000 (Notes 3 and 4)$ 6,949,839 $ 6,973,754
Cash and cash equivalents (Note 2)        1,110,363      1,112,524
Accrued interest receivable - mortgage notes,
  net of reserve for uncollectible interest of
  $13,997,634 and $12,225,634, respectively
  (Notes 3 and 4)                           118,642     115,272
Due from affiliates (Note 6)                   -         16,250
Other assets                                  1,865       1,672

     Total assets                       $ 8,180,709  $ 8,219,472



                LIABILITIES AND PARTNERS' EQUITY

Liabilities                             $    19,150 $    25,274

Partners' equity (deficit) (Note 5):
Limited Partners (30,059 Units outstanding)8,379,548  8,411,861
  General Partners                         (217,989)   (217,663)

Total Partners' equity                    8,161,559   8,194,198

Total liabilities and Partners' equity  $ 8,180,709 $ 8,219,472














             The accompanying notes are an integral
                part of the financial statements.

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                      STATEMENTS OF INCOME



                       For the Three Months   For the Nine Months
                       Ended September 30,    Ended September 30,
                         1997          1996       1997     1996

Interest income:
  Mortgage notes receivable
     (Notes 3 and 4)    $140,876     $ 73,737   $445,796  $359,284
  Cash equivalents (Note 2)  15,949    16,793    46,035     62,650

     Total interest income  156,825    90,530    491,831   421,934

Expenses:
  Expense reimbursements
     (Note 6)                 9,156    12,951     25,739    36,644
  General and administrative   7,949    7,384     43,292    44,794

     Total expenses          17,105    20,335     69,031    81,438

Net income                 $139,720  $ 70,195   $422,800  $340,496


Allocation of net income
     (Note 5):

  Limited Partners (30,059
     Units outstanding)    $138,323  $ 69,493   $418,572  $337,091

  Limited Partners Per Unit $   4.61 $   2.31   $  13.93  $  11.21

  General Partners         $  1,397  $    702   $  4,228  $  3,405
























The accompanying notes are an integral
                part of the financial statements.

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS

                                             For the Nine Months
                                              Ended September 30,
                                              1997      1996
Operating activities:
  Net income                              $  422,800 $  340,496
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       Changes in assets and liabilities:
          Decrease (increase) in accrued interest
            receivable-mortgage notes         (3,370)      61,575
          Decrease in due from affiliates     16,250       1,081
          Decrease (increase) in other assets  (193)         148
          Increase (decrease) in liabilities    (6,124)    54,361

            Net cash provided by operating
               activities                    429,363     457,661

Investing activities:
  Principal collections from mortgage
     notes receivable                         23,915     21,648
  Principal collections from mortgage notes
     receivable due to sale of properties       -      4,792,959

            Net cash provided by investing
               activities                     23,915   4,814,607

Financing activity:
  Distributions                             (455,439) (5,296,760)

Net decrease in cash and cash equivalents    (2,161)     (24,492)

Cash and cash equivalents, beginning of period 1,112,524 1,260,798

Cash and cash equivalents, end of period  $1,110,363  $1,236,306





















             The accompanying notes are an integral
                part of the financial statements.

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS


(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of The Krupp Corporation and The Krupp Company
Limited Partnership-III ("Krupp Co.-III"), the
General Partners of Krupp Institutional
Mortgage Fund Limited Partnership (the
"Partnership"/"KIMF"), the disclosures
contained in this report are adequate to make the information presented not misleading. See
Notes to Financial Statements in the
Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the
Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997, its results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended
September 30, 1997 and 1996. Certain prior year balances have been reclassified to conform with current year financial statement presentation.

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)   Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                      September 30, December 31,
                                          1997          1996

      Cash and money market accounts  $    315,221  $   316,317
      Commercial paper                     795,142      796,207

                                      $  1,110,363  $ 1,112,524

At September 30, 1997, commercial paper
represents corporate issues maturing in the fourth quarter of 1997. At September 30,
1997, the carrying value of the Partnership's investment in commercial paper approximates fair value.

(3)Krupp Equity Limited Partnership ("KELP")

The Partnership made loans to KELP, an
affiliate of the Partnership, as provided under the Master Loan Agreement and Collateral
Pledge Agreement. Pursuant to the Agreements, the mortgage notes receivable are cross collateralized by the KELP properties. The purpose of KELP is to acquire, manage, operate and sell real estate and personal property;
and to borrow funds from the Partnership and other sources to finance the acquisition, management and operation of real estate and personal property related thereto. Condensed financial statements of KELP are as follows:





Continued

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

(3)   Krupp Equity Limited Partnership ("KELP") - Continued

KRUPP EQUITY LIMITED PARTNERSHIP
                    CONDENSED BALANCE SHEETS

                             ASSETS
                                        September 30,December 31,
                                            1997         1996
   Real estate assets:
      Real estate, at cost              $ 12,749,857 $ 12,716,122
      Property valuation provision        (5,000,000)   (5,000,000)
      Accumulated depreciation            (3,972,535)   (3,795,870)

          Total real estate assets         3,777,322      3,920,252

      Other assets                           287,710        305,538

          Total assets                  $  4,065,032 $  4,225,790

                LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable to the Partnership$ 28,266,798  $ 28,290,713
   Notes payable to an affiliate             300,000        300,000
   Accrued interest payable to
      affiliates (A)                       9,677,093     7,880,286
   Due to affiliates                         716,966        666,702
   Other liabilities                         346,477      386,780

          Total liabilities               39,307,334   37,524,481

   Partners' deficit                     (35,242,302)(33,298,691)
          Total liabilities and Partners'
            deficit                     $  4,065,032 $ 4,225,790

                KRUPP EQUITY LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF OPERATIONS

          For the Three Months        For the Nine Months
           Ended September 30,         Ended September 30,
            1997       1996            1997          1996

Revenue (A)(B)$ 254,830   $ 257,067          $ 1,160,346$ 1,459,430
   Property operating
      expenses  (62,248)    (70,704)            (316,281)   (637,314)
Depreciation and
amortization (A)(B)(61,924) (58,966)            (356,637) (724,149)
Interest (B) (754,227)     (754,808)        (2,541,770)(2,411,839)
Loss before gain on sale
of properties and
extinguishment of debt(623,569) (627,411) (2,054,342)(2,313,872)
   Gain:
Sale of properties (A)    -        -                -     1,661,996
      Extinguishment of
       debt (B)     -          -                 108,711       -

Net loss$(623,569)        $(627,411)         $(1,945,631)$(651,876)

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

(B)On May 13, 1997, KELP acquired all of the beneficial interests in four Delaware business trusts and a 99% member interest in a limited liability company (collectively referred to as the "Entities") for an aggregate purchase price of $32,025,603. KELP acquired the Entities for cash of $3,309,761, subject to their outstanding mortgage balances as of May
13, 1997, totaling $28,715,842. KELP obtained the cash used in the exchange through the proceeds of a loan made by KCLP III ("KCLP III
Note"), its general partner and limited
partner. Each of the Entities acquired owns real property, which is net leased to a national retail franchise. On June 23, 1997,
KELP admitted KGP-II Inc. as a limited
partner. Subsequently, on June 30, 1997, KELP distributed its interests in the Entities to KCLP III in full satisfaction of the KCLP III
Note and in exchange for its entire
partnership interest in KELP. The promissory notes due KIMF from KCLP III, which total
$2,767,388 and are pledged as collateral on the participating promissory notes
("Participating Notes"), remain as an
obligation of KCLP III.

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

(4)Provision for Credit Losses and Accrued
Interest Reserves

The General Partners of the Partnership have recorded a cumulative provision for credit losses of $16,524,000 on its mortgage notes receivable as of September 30, 1997 and December 31, 1996. Additionally, the
Partnership has recorded cumulative provisions for uncollectible interest of $13,997,634 and $12,225,634 as of September 30, 1997 and
December 31, 1996, respectively.  These
cumulative provisions are recorded against the carrying value of the assets in order to reflect management's current estimates of the underlying property values which, given the inherent uncertainty of real estate valuation in the current market, could differ from the ultimate value obtained upon sale of such properties.




Continued
  KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS, Continued



(5) Summary of Change in Partners' Equity

    A summary of changes in Partners' equity (deficit) for the nine months ended September 30, 1997 is as follows:
                                Total
                               Limited    General    Partners'
                               Partners   Partners    Equity
Balance at
December 31, 1996             $ 8,411,861 $(217,663)$ 8,194,198
Net income                        418,572     4,228      422,800
Distributions                    (450,885)   (4,554)   (455,439)
     Balance at
       September 30, 1997     $ 8,379,548 $(217,989)$ 8,161,559

(6)Related Party Transactions

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

Liquidity and Capital Resources

Currently, the Partnership has sufficient liquidity to meet its operating needs. The most significant demand on the Partnership's capital is distributions to investors.
Distributions are dependent on the
Partnership's current capital cash resources and on cash flow received from KELP's interest payments on the Participating Notes. These cash flow payments are based upon the cash flow generated by the underlying properties.
Due to fluctuations in the cash flow payments received from KELP and its effect on the Partnership's liquidity, the Partnership may need to periodically adjust its distribution rate. Therefore, sustaining the current distribution rate is mainly dependent upon the future cash flow payments received from KELP.


KELP's properties have not generated cash flow sufficient to meet the terms of their existing obligations. Recently, the remaining properties have generated a consistent level of operating cash flow. The Partners of KELP have made cumulative capital contributions of approximately $4,673,000 to cover prior operating deficits and have arranged for certain short-term borrowings. Additionally, the affiliated management agent has not received payment of management fees since
1991. The General Partners of the Partnership have not commenced foreclosure proceedings because they believe that it is in the Partnership's best interest to continue to permit KELP to hold the properties, attempt to increase cash flows and selectively sell the properties, as the market deems appropriate.

Operations

Total revenue increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September
30, 1996, as a result of the increase in interest income earned on mortgage notes due to increased cash flow interest payments received from KELP's properties. This increase was partially offset by a decrease in interest income earned on cash equivalents which was attributable to lower average cash and cash equivalents available for investment.

Total expenses decreased for the three and nine months ended September 30, 1997, as compared to the same periods in 1996, due to a decrease in expense reimbursements. The decrease in expense reimbursements is due to decreased costs incurred in connection with the preparation and mailing of reports and other investor communications.

KELP Operations

Net loss, after giving effect to the sales of Village Green Apartments and North Salado
Shopping Center and the acquisition and
distribution of the Entities (as described in Note 3), remained stable for the three and nine months ended September 30, 1997, when compared to the same periods in 1996, as total revenue and total expenses remained relatively constant.

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



DATE: November 12, 1997