Form 10-K
period 1997-12-31
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1998-04-15
CIK 757549

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-K



     ANNUAL REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [NO FEE REQUIRED]

          For the fiscal year ended
December 31, 1997

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

The total number of pages in this document is 43.
                   PART I

This Form 10-K contains forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.BUSINESS

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

The primary business of Krupp Institutional
Mortgage Fund Limited Partnership (the
"Partnership") is making loans evidenced by non-recourse participating promissory notes
("Participating Notes"), collateralized by mortgages on improved, income producing real properties and a Collateral Pledge Agreement dated February 20, 1985 (see Note C to
Financial Statements included in Appendix A of this report). The loans have been made to Krupp Equity Limited Partnership ("KELP"), which originally had the same General Partners as the Partnership, under a master loan agreement (the "Master Loan Agreement"). The
Partnership considers itself to be engaged in only one industry segment, namely real estate mortgage lending to KELP.

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

Pursuant to this strategy, in 1996, KELP sold
Village Green Apartments ("Village Green") and
North Salado Village Shopping Center ("North
Salado") to unaffiliated third parties. For details of each transaction, see Note D to the Financial Statements included in Appendix A of this report.

On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate of the General Partner of KELP, as agent for KELP, entered into an Agreement of Sale to sell KELP's remaining properties (Northeast
Plaza Shopping Center and Bell Plaza Shopping
Center) to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties.
The transaction was consummated subsequent to year end on January 30, 1998 (see Notes D and
J to Financial Statements included in Appendix
A of this report).

At December 31, 1997, the General Partner of
KELP recorded a cumulative property valuation provision of $3,995,696 on its real estate investments based on the selling prices of its properties less estimated costs to sell. As of December 31, 1996, the General Partner of
KELP recorded a cumulative property valuation provision of $5,000,000 on its real estate investments based on the fair value of its properties considering such factors as tenant turnover, occupancy levels and market conditions. At December 31, 1997, the
Partnership recorded recovery of bad debt of approximately $673,000 on the outstanding mortgage notes receivable balance on its related mortgage loans, based on the selling prices less estimated costs to sell KELP's properties (see Note D to the Financial
Statements included in Appendix A of this report).

The sale of KELP's properties is considered cause for Dissolution, as defined by KELP's
Partnership Agreement.  Accordingly, KELP's
General Partner expects to liquidate and distribute KELP's remaining assets in 1998
(see Note D to the Financial Statements
included in Appendix A of this report). KELP will use the net proceeds of the sale to pay down the mortgage notes payable to the Partnership.

As a result of the sale of KELP's properties, certain notes totaling $2,790,388, issued by the original General Partners of KELP, which have been pledged to the Partnership under a Collateral Pledge Agreement, will become due and payable. Upon liquidation, the original
General Partners will remit proceeds of these notes to KIMF, as payment toward KELP's mortgage notes payable.

The sale of KELP's properties and the
subsequent pay down of KIMF's mortgage notes receivable, represents an Event Causing
Dissolution, as defined by KIMF's Partnership
Agreement. Accordingly, the General Partners of KIMF expect to liquidate and distribute the Partnership's remaining assets in 1998.

As of December 31, 1997, the Partnership did not employ any personnel.

Item 2.PROPERTIES
None.

ITEM 3.LEGAL PROCEEDINGS

There are no material pending legal
proceedings to which the Partnership is a party.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS
None.







                             PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON
EQUITY AND RELATED SECURITY STOCKHOLDER
MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership
Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of Limited Partners as of December
31, 1997 was approximately 3,100.

The Partnership made the following
distributions to its Partners during the fiscal year ended December 31, 1997 and 1996:

                                    Year Ended December 31,

                                1997                 1996
                            Amount  Per Unit    Amount Per Unit

Limited Partners (30,059 Units) $601,180   $ 20.00 $5,394,087 $179.45

General Partners              6,073  54,486   $  607,253$5,448,573


As a result of the financial condition of the KELP properties and the reduction in the debt service payments made by KELP to the Partnership, the Partnership has made quarterly distributions at rates that fluctuate from .25% to .625% of the invested proceeds.

In 1996, the Partnership made additional distributions totaling $4,841,321 based on the proceeds received from KELP from the sales of Village Green and North Salado.































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

                        Year Ended December 31,

        1997        1996       1995                 1994       1993


Total income      $1,297,664  $  576,376 $868,620 $ 1,060,150 $776,804

Net income before
 provision for
 credit losses     1,200,374    482,943  765,125      899,420    606,894

Provision for
 credit losses          -          -        -      (4,500,000)       -

Net income (loss)  1,200,374   482,943     765,125 (3,600,580)    606,894

Net income (loss)
 allocated to:
 Limited Partners  1,188,370  478,114      757,474(3,564,574)     600,825
 Per Unit              39.53    15.91        25.20   (118.59)       19.99

  General Partners    12,004     4,829        7,651   (36,006)       6,069
Total assets at
 December 31,       8,812,519  8,219,472 13,172,780 13,092,186  17,367,488

Distributions:

  Limited Partners    601,180   5,394,087   676,327    676,327     601,180
   Per Unit             20.00      179.45     22.50      22.50       20.00

  General Partners      6,073      54,486     6,832      6,832       6,073

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

        KELP's properties have not generated
cash flow sufficient to meet the terms of their existing obligations. The Partners of KELP have made cumulative capital contributions of approximately $4,673,000 to cover prior operating deficits and have arranged for certain short-term borrowings. Additionally, the affiliated management agent has not received payment of management fees since 1991.
        Pursuant to its disposition strategy,
on March 5, 1996, KELP sold Village Green to an unaffiliated third party for $5,200,000. The buyer assumed the principal outstanding on the first mortgage note payable on the property of $4,633,989, as of the date of sale, which was applied against sale proceeds. As a result of the sale, KELP remitted to the Partnership the available sale proceeds, net of closing costs, of $585,959.

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

        On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate of the General Partners of KELP, as agent for KELP, entered into an Agreement of Sale to sell
KELP's remaining properties (Northeast Plaza
Shopping Center and Bell Plaza Shopping Center) to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties. The transaction was consummated subsequent to year end on January 30, 1998 (see Notes D and J to
Financial Statements, included in Appendix A of this report). KELP will use the net proceeds of the sale to pay down the mortgage notes payable to the Partnership.

        The sale of KELP's properties is
considered cause for Dissolution of KELP, as defined by KELP's Partnership Agreement.
Accordingly, KELP's General Partner expects to liquidate and distribute KELP's remaining assets in 1998. (see Note D to Financial
Statements included in Appendix A of this report).

        As a result of the sale of KELP's
properties, certain notes totaling $2,790,388, issued by the original General Partners of KELP, which have been pledged to the Partnership under a Collateral Pledge
Agreement, will become due and payable. Upon liquidation, the original General Partners will remit proceeds of these notes to KIMF, as payment toward its mortgage notes payable.

        The sale of KELP's properties and the
subsequent pay down of KIMF's mortgage notes receivable, together represent an Event Causing
Dissolution, as defined by KIMF's Partnership
Agreement. Accordingly, the General Partners of KIMF expect to liquidate and distribute the Partnership's remaining assets in 1998.

Operations

  1997 compared to 1996

     Total income in 1997, net of recovery of bad debt, increased as compared to 1996, due to an increase in interest income on mortgage notes as a result of increased cash flow payments received from KELP's properties. This increase is partially offset by a decrease in interest income as a result of lower cash and cash equivalents available for investment.

     Total expenses in 1997, as compared to 1996, remained relatively stable.

1996 compared to 1995

Total income in 1996, as compared to 1995, decreased due to a decrease in interest income on mortgage notes as a result of reduced cash flow payments received from KELP's properties.
The decrease in cash flow was the result of the sales of Village Green and North Salado in 1996.

Total expenses in 1996, as compared to 1995, decreased due to a decrease in expense reimbursements, partially offset by an increase in general and administrative expense. The decrease in expense reimbursements was due to a decrease in charges in connection with the preparation and mailing of reports and other investor communications.
KELP's Results of Operations

The average occupancy percentages for KELP's properties for the fiscal years ended 1997, 1996, 1995, 1994 and 1993 are as follows:

                           Current
                           Leasable
                           Square        Average Occupancy for the
Property                    Description      Footage       Years
Ended December 31,
                                        1997 1996  1995 1994 1993
Northeast Plaza    Commercial 89,224     94%  93%   94%  87%    88%
Bell  Plaza        Commercial 43,842     85%  98%   100% 90%    90%


ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Appendix A to this report.


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.
PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

  The Partnership has no directors or executive officers. Information as to directors and executive officers of The Krupp Corporation, which is a General Partner of both the Partnership and The Krupp Company Limited
Partnership-III, the other General Partner of the Partnership, is as follows:


                               Position with
    Name and Age           The Krupp Corporation

    Douglas Krupp (51)     President and Co-Chairman of the Board

    George Krupp (53)      Co-Chairman of the Board

    Wayne H. Zarozny  (39) Treasurer

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

George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Mr. Krupp received his undergraduate education from the University of Pennsylvania and Harvard University Extension
School and holds a Master's Degree in History from Brown University.



Wayne H. Zarozny is Vice President of The
Berkshire Group. Mr. Zarozny has held several positions within The Berkshire Group since joining the company in 1986 and is currently responsible for accounting and financial reporting, treasury, accounts payable and payroll activities. Prior to joining The
Berkshire Group, he was an audit supervisor for Pannell Kerr Forster International and on the audit staff of Deloitte, Haskins and Sells in Boston. He received a B.S. degree from Bryant
College, a Master's degree in Business
Administration from Clark University and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no person of record owned, or was known by the General Partners to own, beneficially more than 5% of the Partnership's 30,059 outstanding Units.

The only interest held by management or its affiliates consist of its General Partner and Limited Partner Interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1997 no person of record owned, or was known by the General Partners to own, beneficially more than 5% of the Partnership's outstanding Units.


                   PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

(a)1. Financial Statements - see Index to
Financial Statements included under Item 8,
Appendix A on page F-2 of this report.

2.Financial Statement Schedules - All schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

3.Separate Financial Statements - as required by Rule 3-09 of Regulation S-X. The Separate
Financial Statements and Schedule for Krupp
Equity Limited Partnership are included under
Item 8 (Appendix A) on pages F-16 to F-33 of this report.

(b)Exhibits:

Number and Description under Regulation S-K

The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

(4)Instruments defining the rights of security holders including indentures:

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

(10.8)  Modification of promissory note dated
        August 31, 1993 by and between the
        Partnership and KELP. [Exhibit 10.1 to
        Registrant's Report on Form 10-Q dated
        September 30, 1993 (File No. 0-
        14378)].*

        Bell Plaza Shopping Center

(10.9)  Promissory Note of KELP, dated June 2,
        1987, payable to the Partnership
        [Exhibit 1 to Registrant's Report on
        Form 8-K dated June 2, 1987 (File No.
        0-14378)].*

(10.10) Mortgage dated June 2, 1987, from KELP to the Partnership. [Exhibit 2 to Registrant's Report on Form 8-K dated
        June 2, 1987 (File No. 0-14378)].*

        *Incorporated by reference.

(c)     Reports on Form 8-K

 During the last quarter of the fiscal year
ended   December 31, 1997, the Partnership did
not file any reports on Form 8-K.
                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 1998.


               KRUPP INSTITUTIONAL MORTGAGE
FUND LIMITED
               PARTNERSHIP

               By:
               The Krupp Corporation, a
                  General Partner


By:/s/ Douglas Krupp

 Douglas Krupp, President, Co-Chairman
 (Principal Executive Officer) and Director of
The Krupp Corporation

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of April, 1998.


Signatures     Titles


/s/ Douglas Krupp         President,
Co-Chairman (Principal Executive
Douglas Krupp  Officer) and Director of The
Krupp Corporation, a General Partner.

/s/ George Krupp          Co-Chairman
(Principal Executive Officer) and George Krupp
Director of The Krupp Corporation, a General
Partner.

/s/ Wayne H. Zarozny      Treasurer of The
Krupp Corporation, a General
Wayne H. Zarozny  Partner.

                           APPENDIX A

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP













                      FINANCIAL STATEMENTS
                       ITEM 8 OF FORM 10-K

     ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
              For the Year Ended December 31, 1997

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




Report of Independent Accountants         F-3


Balance Sheets at December 31, 1997 and
December 31, 1996                         F-4


Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995          F-5


Statements of Changes in Partners' Equity for the
Years Ended December 31, 1997, 1996 and 1995F-6


Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995          F-7


Notes to Financial Statements      F-8 - F-15


Separate Financial Statements - Krupp Equity
Limited Partnership                 F-16 - F-33


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Institutional Mortgage Fund Limited
Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note J, Krupp Equity Limited
Partnership's remaining properties were sold on January 30, 1998. The sale of KELP's properties and the subsequent pay down of the Partnership's mortgage notes receivable together represent an Event Causing
Dissolution, as defined by the Partnership
Agreement. As a result, the Partnership will be liquidated in 1998.




Boston, Massachusetts              COOPERS & LYBRAND L.L.P.
February 6, 1998

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                         BALANCE SHEETS
                   December 31, 1997 and 1996

                             ASSETS



                                            1997        1996

Mortgage notes receivable, net of loan loss
  reserve of $15,851,013 and $16,524,000,
  respectively (Notes C, D and E)       $ 7,614,449   $ 6,973,754
Cash and cash equivalents (Note F)        1,110,110   1,112,524
Accrued interest receivable - mortgage notes,
  net of reserve for uncollectible interest
  of $14,638,760 and $12,225,634,
  respectively (Notes C, D and E)            83,585      115,272
Due from affiliates (Note H)                   -         16,250
Other assets                                  4,375       1,672

     Total assets                       $ 8,812,519 $ 8,219,472


                LIABILITIES AND PARTNERS' EQUITY

Liabilities                             $    25,200 $    25,274

Partners' equity (deficit)(Note G):

Limited Partners (30,059 Units outstanding)8,999,051   8,411,861
  General Partners                         (211,732)    (217,663)

     Total Partners' equity               8,787,319   8,194,198

Total liabilities and Partners' equity  $ 8,812,519 $ 8,219,472



























             The accompanying notes are an integral
             part of the financial statements.
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                      STATEMENTS OF INCOME
      For the Years Ended December 31, 1997, 1996 and 1995


                                 1997       1996        1995
Interest income:
  Mortgage notes receivable
       (Notes C, D and E)     $  551,407 $ 497,376  $   799,092
  Cash equivalents (Note F)       73,270    79,000       69,528
Recovery of bad debt - mortgage
  notes receivable (Note E)      672,987      -            -

     Total income              1,297,664   576,376      868,620

Expenses:
  Expense reimbursements (Note H)34,895     33,345       49,689
  General and administrative      62,395   60,088        53,806

     Total expenses               97,290    93,433      103,495

Net income (Note I)           $1,200,374 $ 482,943 $   765,125

Allocation of net income (Note G):

  Limited Partners (30,059 Units
     outstanding)             $1,188,370 $ 478,114  $   757,474

  Limited Partners Interest
     Per Unit                 $    39.53 $   15.91  $     25.20

  General Partners            $   12,004 $   4,829  $     7,651































             The accompanying notes are an integral
             part of the financial statements.
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

            STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      For the Years Ended December 31, 1997, 1996 and 1995


                                                     Total
                             Limited    General     Partners'
                             Partners   Partners     Equity

Balance at December 31, 1994$13,246,687$(168,825)  $13,077,862

Distributions                 (676,327)   (6,832)     (683,159)

Net income                     757,474     7,651       765,125

Balance at December 31, 1995 13,327,834 (168,006)   13,159,828

Distributions               (5,394,087)  (54,486)   (5,448,573)

Net income                     478,114     4,829       482,943

Balance at December 31, 1996 8,411,861  (217,663)    8,194,198

Distributions (Note G)        (601,180)   (6,073)    (607,253)

Net income (Note G)          1,188,370    12,004     1,200,374

Balance at December 31, 1997$ 8,999,051$(211,732)  $ 8,787,319

The per Unit distributions for the years ended
December 1997, 1996 and 1995 were $20.00,
$179.45 and $22.50, respectively, none of which represents a return of capital.































             The accompanying notes are an integral
             part of the financial statements.
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1997, 1996 and 1995


                                  1997        1996         1995
Operating activities:
  Net income                   $1,200,374 $  482,943   $ 765,125
  Adjustments to reconcile net
     income to net cash
     provided by operating
     activities:
  Recovery of bad debt - mortgage
     notes receivable            (672,987)      -             -
  Changes in assets and liabilities:
     Decrease (increase) in
       accrued interest receivable
       - mortgage notes            31,687      (2,968)    118,812
     Decrease (increase) in due from
       affiliates                  16,250     (14,675)      9,159
     Decrease (increase) in other
       assets                      (2,703)        488        (891)
     Increase (decrease) in
       liabilities                    (74)     12,322      (1,372)

       Net cash provided by
          operating activities    572,547     478,110      890,833

Investing activity:
  Principal collections from
     mortgage notes receivable     32,292   4,822,189       26,460

Financing activity:
  Distributions                  (607,253) (5,448,573)   (683,159)

Net increase (decrease) in cash
  and cash equivalents             (2,414)   (148,274)    234,134

Cash and cash equivalents,
  beginning of year             1,112,524   1,260,798    1,026,664

Cash and cash equivalents,
  end of year                  $1,110,110 $ 1,112,524  $ 1,260,798




















             The accompanying notes are an integral
             part of the financial statements.
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

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

On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate of the General Partner of KELP, as agent for KELP, entered into an Agreement of Sale to sell
KELP's remaining properties to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties. KELP's properties were included in a package with twelve other properties owned by affiliates of KELP's General Partner. The transaction was consummated subsequent to year end, on January 30, 1998 (see Note J).

The sale is considered cause for Dissolution as defined by KELP's Partnership Agreement.
Accordingly, the General Partner of KELP expects to liquidate and distribute KELP's remaining assets in 1998. KELP will use the net proceeds of the sale to pay down the mortgage notes payable to the Partnership. As a result of the sale of KELP's properties, certain notes totaling $2,790,388, issued by the original General Partners of KELP, which have been pledged to the Partnership under a Collateral Pledge Agreement, will become due and payable (see Note D).

The sale of KELP's properties and the
subsequent pay down of KIMF's mortgage notes receivable, represent an Event Causing
Dissolution, as defined by KIMF's Partnership
Agreement. Accordingly, the General Partners of KIMF expect to liquidate and distribute the Partnership's remaining net assets in 1998.

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



Continued

  KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
                                   PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS, Continued


B.Significant Accounting Policies, Continued

Cash and Cash Equivalents

The Partnership includes all short-term
investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. Cash equivalents are recorded at cost, which approximates current market value.

Provisions for Credit Losses and Accrued
Interest Reserves

In accordance with Statement of Financial
Accounting Standard No. 114, "Accounting by
Creditors for Impairment of a Loan", and Statement of Financial Accounting Standard No.
118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", the Partnership has implemented policies and practices for assessing impairment of its mortgage loans and the recognition of income on impaired loans.

Mortgage notes receivable are recorded at the lower of cost or estimated net realizable value. At December 31, 1997, the estimated net realizable value of the mortgage loans is based on the selling prices of the underlying properties less estimated costs to sell (see
Note E).

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


                         Continued
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


C.           Mortgage Notes Receivable,
Continued

             Pursuant to the Agreements, the
             mortgage notes receivable are
             cross collateralized by the KELP
             properties and promissory notes
             issued by the original General
             Partners (see Note A).

  Mortgage notes receivable consisted of the following as of December 31, 1997 and 1996:

           Principal  Property             1997       1996
    Northeast Plaza Shopping Center  $  6,875,471$ 6,907,763

    Bell Plaza Shopping Center          5,300,000   5,300,000

    Mortgage notes receivable
      collateralized by properties     12,175,471  12,207,763

    Remaining indebtedness from previously
      owned KELP properties            11,289,991  16,082,950

    Mortgage notes receivable before
      reserve, recovery of bad debt and
      sales proceeds received from KELP 23,465,462  28,290,713

    Less: Sales proceeds received from KELP  -      (4,792,959)

    Less: Loan loss reserve           (16,524,000) (16,524,000)

    Plus: Recovery of bad debt            672,987        -

    Total mortgage notes receivable  $  7,614,449$  6,973,754

Northeast Plaza Shopping Center ("Northeast Plaza")

Northeast Plaza is an 89,224 square foot shopping plaza located in Baton Rouge, Louisiana. On September 12, 1985, the
Partnership loaned KELP $6,000,000
collateralized by a second mortgage on
Northeast Plaza and the Collateral Pledge
Agreement.

The non-recourse first mortgage of $994,873, collateralized by Northeast Plaza, matured in 1993. In 1994, the General Partners used a portion of working capital reserves to purchase the first mortgage note in order to preserve the Partnership's equity in the underlying property and became the first lien holder of the property.

The maturity date of the note was extended to December 29, 1995 as evidenced by the modification of the promissory note dated
August 31, 1993. The note requires monthly payments of $10,135 consisting of principal and interest at the rate of 10% per annum based on a 25-year amortization schedule. The non-recourse first mortgage note had balances of $875,471 and $907,763 at December 31, 1997 and
1996, respectively.

Bell Plaza Shopping Center ("Bell Plaza")

Bell Plaza is a 43,842 square foot shopping center located in Oak Lawn, Illinois, a suburb of Chicago. On June 2, 1987, the Partnership loaned KELP $5,300,000 collateralized by a first mortgage evidenced by a deed of trust on Bell Plaza and the Collateral Pledge Agreement.


                  Continued
  KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS, Continued


C.Mortgage Notes Receivable, Continued

During 1996, KELP sold Village Green Apartments and North Salado Village Shopping Center to unaffiliated third parties. The Partnership applied sales proceeds of $4,792,959 received from KELP against the outstanding mortgage notes receivable (see Notes D and J).

The average outstanding balances of the
mortgage notes receivable were $23,818,102,
$25,908,849 and $28,333,173 at December 31,
1997, 1996 and 1995, respectively.

The carrying value of the above mentioned mortgage notes receivable reflected in the accompanying balance sheets at December 31, 1997 and 1996 approximates fair value.

For further details regarding the Partnership's policies and provisions for losses related to its mortgage notes receivable, see Notes B and E.

D.Krupp Equity Limited Partnership

KELP was formed on January 3, 1985 by filing a Certificate of Limited Partnership in The
Commonwealth of Massachusetts. KELP originally issued all of the General Partner Interests to two General Partners, Krupp Corp. and Krupp
Co.-III, and issued all of the Limited Partner
Interests to Krupp Co.-III. KELP received capital contributions from the two General
Partners, Krupp Corp. and Krupp Co-III,
totaling $480,000 which consisted of $204,000 in cash and $276,000 in promissory notes. KELP also received $6,984,086 of Limited Partner capital contributions from Krupp Co.-III consisting of cash, the assumption of a note payable to an affiliate in the amount of $1,550,013, and promissory notes in the amount of $2,514,388. These promissory notes, totaling $2,790,388, are pledged as additional collateral for the Participating Notes under the Master Loan Agreement and the Collateral
Pledge Agreement (see Note A).  As of June 30,
1997, Krupp Co.-III no longer had an interest in KELP, as discussed below.

The purpose of KELP is to acquire, manage, operate and sell real estate and personal property; and to borrow funds from the Partnership and other sources to finance the acquisition, management and operation of real estate and personal property related thereto.


Pursuant to KELP's disposition strategy, on March 5, 1996, Village Green was sold to an unaffiliated party for $5,200,000. The sale agreement required the buyer to assume the first mortgage note payable on the property of $4,633,989 and as a result, no prepayment penalty was assessed by the holder of the note.
The sale resulted in a gain to KELP of
$1,457,889, for financial reporting purposes.
On May 16, 1996, North Salado was sold to an unaffiliated third party for $7,350,000. The first mortgage note payable of $2,920,405 was paid at the closing and no prepayment penalty was assessed, under the terms of the mortgage note. The sale of the property resulted in a gain of $121,515 to KELP, for financial reporting purposes. The properties were released as collateral by the Partnership for KELP's secondary mortgage obligations. For
KELP's financial reporting purposes, sales proceeds paid to KIMF of $4,792,959 were applied against accrued interest in 1996.

In 1995, the General Partners of KELP
determined that the carrying value of its retail properties exceeded its net realizable value which resulted in an additional valuation adjustment of $586,000 which was charged against earnings. In 1996, no additional adjustments to KELP's remaining real estate investments were required. In 1997, the General Partners recorded recovery of bad debt of $672,987 on its mortgage notes receivable, based on the selling prices of KELP's remaining properties less estimated costs to sell (see
Note E).
                  Continued
  KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS, Continued


D.Krupp Equity Limited Partnership, Continued

On May 13, 1997, KELP acquired all of the beneficial interests in four Delaware business trusts and a 99% member interest in a limited liability company (collectively referred to as the "Entities") for an aggregate purchase price of $32,025,603. KELP acquired the Entities for cash of $3,309,761, subject to their outstanding mortgage balances as of May 13, 1997, totaling $28,715,842. KELP obtained the cash used in the exchange through the proceeds of a loan made by Krupp Co.-III ("Krupp Co.-III
Note"), its general partner and limited
partner. Each of the Entities acquired owns real property, which is net leased to a national retail franchise. On June 23, 1997,
KELP admitted KGP-II Inc., an affiliate of the general partner, as a limited partner in exchange for a capital contribution of $25,252.
Subsequently, on June 23, 1997, KELP
distributed its interests in the Entities, the related mortgages and the note payable KELP incurred to obtain the Entities in exchange for Krupp Co.-III's entire partnership interest in KELP. The promissory notes due KIMF from Krupp
Co.-III, which total $2,767,388 and are pledged as collateral on the participating promissory notes ("Participating Notes"), remain as an obligation of Krupp Co.-III. As of December
31, 1997, the partners of KELP are KGP-II Inc., with a 50.25% limited partner interest and Krupp Corp., with a 49.75% general partner interest.

The above transactions had no impact on KELP's ability to make the required quarterly cash flow payment to KIMF, the holder of its Participating Notes, or its ability to meet other obligations with respect to the Participating Notes.

On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate of the General Partners of KELP, as agent for KELP, entered into an Agreement of Sale to sell
KELP's remaining properties (Northeast Plaza
Shopping Center and Bell Plaza Shopping Center) to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties. The transaction was consummated subsequent to year end on January 30, 1998. The sale is considered a Terminating Capital Transaction as defined by KELP's Partnership Agreement.
Accordingly, the General Partner of KELP expects to liquidate and distribute KELP's remaining assets in 1998. KELP will use the net proceeds of the sale to pay down the mortgage notes payable to the Partnership. As a result of the sale of KELP's properties, certain notes totaling $2,790,388, issued by the original General Partners of KELP, which have been pledged to the Partnership under a Collateral Pledge Agreement, will become due and payable.

Separate financial statements for KELP are included on pages F-16 to F-33 of this report.


E.Recovery of Bad Debt, Provision for Credit
Losses and Accrued Interest Reserves

At December 31, 1997, the General Partners of the Partnership recognized recovery of bad debt on its mortgage notes receivable of $672,987, based on the comparison of the net selling prices of KELP's properties to the carrying values of the loans.

At December 31, 1997 and 1996, the General
Partners of the Partnership had cumulative provisions for credit losses of $15,851,013 and $16,524,000, respectively, recorded on its mortgage notes receivable.






Continued
  KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS, Continued


E.Recovery of Bad Debt, Provision for Credit
Losses and Accrued Interest Reserves, Continued

At December 31, 1997 and 1996, the Partnership had cumulative provisions for uncollectible interest of $14,638,760 and $12,225,634 recorded, respectively. These cumulative provisions were recorded against the carrying value of the assets in order to reflect management's estimates of the underlying property values.

F.Cash and Cash Equivalents

Cash and cash equivalents at December 31, 1997 and 1996 consisted of the following:

                             1997        1996


Cash and money market accounts$316,218 $316,317

Commercial paper             793,892   796,207
                          $1,110,110$1,112,524
G.Partners' Equity

Net profits and losses from Partnership
operations, excluding Additional Interest on the Participating Notes, shall be determined as of the end of each fiscal year and are allocated ninety-nine percent (99%) to the class of Limited Partners and one percent (1%) to the class of General Partners.

Net profits and losses and Distributable Cash from Operations, as defined by Section 5.01 of the Partnership Agreement, allocated to the Limited Partners have been apportioned in the ratio of the number of Units owned per Limited
Partner to the total number of Units
outstanding. The General Partners' portion of net profits and losses and distributions of Distributable Cash from Operations, as defined, has been allocated proportionately among the General Partners according to their respective invested capital.

Distributable Cash from Operations shall be distributed ninety-nine percent (99%) to the class of Limited Partners and one percent (1%) to the class of General Partners. Surplus
Funds received by the Partnership, as defined in the Partnership Agreement, are to be allocated differently than that described above.

Under the terms of the Partnership Agreement, upon an Event Causing Dissolution defined in the Partnership Agreement, Surplus Funds received by the Partnership in connection with its dissolution and winding up shall be distributed first, to each class of Partners, the aggregate of the then positive balances in the capital accounts of the Partners of such class, second, to the Limited Partners until such class has received the cumulative return on investment, third, to the Limited Partners until such class has received back its invested capital, fourth, to the General Partners until such class has received the cumulative return on investment, fifth, to the General Partners until such class has received back its invested capital, and sixth, 99% to the Limited Partners and 1% to the General Partners.











Continued
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


G.    Partners' Equity, Continued

  As of December 31, 1997, the following cumulative Partner contributions and allocations were made since inception of the
  Partnership:

                                                        Total
                             Limited      General      Partners'
                             Partners     Partners      Equity

   Capital contributions   $ 30,059,000  $ 4,208,560$ 34,267,560

   Syndication costs               -      (4,157,560)  (4,157,560)

   Distributions            (20,911,491)    (211,230) (21,122,721)

   Net loss                    (148,458)     (51,502)    (199,960)

   Balance at
    December 31, 1997      $  8,999,051  $  (211,732)$  8,787,319

H.Related Party Transactions

The Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with the activities of the Partnership including communications, bookkeeping and clerical work necessary in maintaining relations with Limited Partners, and accounting, tax and computer services necessary for the maintenance of the books and records of the Partnership.

Due from affiliates consisted of expense reimbursements of $16,250 at December 31, 1996.

I.Federal Income Taxes

The reconciliations of the net income reported in the accompanying Statement of Operations with the net income reported in the Partnership's federal income tax return for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                      1997      1996        1995

     Net income per Statement of
       Operations                  $1,200,374 $482,943 $ 765,125

     Income (expense) recognized
       for tax not book              (672,987) 1,496,640  (3,998)

     Net income for federal income
       tax purposes                $  527,387$1,979,583 $ 761,127

  The allocation of net income for federal income tax purposes for
  1997 is as follows:
                           Portfolio   Portfolio
                            Income      Expense        Total

       Limited Partners   $  618,430   $ (96,317)   $  522,113

        General Partners       6,247        (973)        5,274
                          $  624,677   $ (97,290)   $  527,387

The basis of the Partnership's assets for tax purposes exceeds its assets for financial reporting purposes by approximately $25,000,000 at December 31, 1997 and 1996. The tax and book basis of the Partnership's liabilities are the same.



Continued
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


J. Subsequent Events

The sale of KELP's remaining properties, as
discussed in Note A, was consummated on January
30, 1998.  The total selling price of the
fourteen properties was $138,000,000, of which
KELP received $5,027,200 for the sale of its
properties, less its share of the closing
costs.   KELP will use the net proceeds of the
sale to pay down its mortgage notes payable to the Partnership. The sale of KELP's properties and the subsequent pay down of the Partnership's mortgage notes receivable together represent an Event Causing
Dissolution, as defined by the Partnership
Agreement. Accordingly, the General Partners of Partnership expect to liquidate and distribute the Partnership's remaining assets in 1998.

As a result of the sale of KELP's remaining properties on January 30, 1998, the Partnership filed a report on Form 8-K on February 3, 1998.

On February 27, 1998, KELP remitted sales proceeds of $4,778,696 from the sale of its properties to the Partnership as payment toward its mortgage notes payable.

KRUPP EQUITY LIMITED PARTNERSHIP







                      FINANCIAL STATEMENTS
              For the Year Ended December 31, 1997

                KRUPP EQUITY LIMITED PARTNERSHIP

           INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants        F-18

Balance Sheets at December 31, 1997 and
December 31, 1996                        F-19

Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995         F-20

Statements of Changes in Partners' Deficit
for the Years
Ended December 31, 1997, 1996 and 1995   F-21

Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995  F-22 - F-23

Notes to Financial Statements     F-24 - F-31

Schedule III - Real Estate and Accumulated
Depreciation                 F-32 - F-33


All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                REPORT OF INDEPENDENT ACCOUNTANTS






To the Partners of
Krupp Equity Limited Partnership:

  We have audited the financial statements and the financial statement schedule of Krupp
Equity Limited Partnership ("KELP") listed in the index on page F-17 of this Form 10-K.
These financial statements and financial statement schedule are the responsibility of the KELP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Equity Limited Partnership as of December
31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  As discussed in Note M, KELP's remaining properties were sold on January 30, 1998. As a result, KELP will be liquidated in 1998.





Boston, Massachusetts                   COOPERS & LYBRAND L.L.P.
February 6, 1998

                KRUPP EQUITY LIMITED PARTNERSHIP

                         BALANCE SHEETS
                   December 31, 1997 and 1996

                             ASSETS

                                                   1997         1996
Real estate assets (Notes C and K):
  Retail centers, less accumulated
    depreciation and valuation provisions of
    $8,032,249 and $3,795,870 at December 31,
    1997 and 1996, respectively           $ 4,778,696  $3,920,252
Cash and cash equivalents                     172,044     194,656
Tenant accounts receivable                      7,551      27,281
Other assets (Note D)                          79,153     83,601

    Total assets                          $ 5,037,444  $4,225,790

                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable to an affiliate
    (Notes E and K)                       $28,258,421'$28,290,713

  Note payable to an affiliate (Note F)       300,000     300,000
  Accrued interest payable to affiliates
    (Notes E, F, and K)                    10,290,445  7,880,286
  Due to affiliates (Note J)                  670,367   666,702
  Other liabilities (Note G)                  315,202     386,781

    Total liabilities                      39,834,435  37,524,482

Commitments and contingencies (Notes H and L)

Partners' deficit (Note H):
  Limited Partner                       (27,100,496)(26,415,102)
General Partner                           (7,696,495) (6,883,590)

Total Partners' deficit                  (34,796,991)(33,298,692)

Total liabilities and Partners' deficit   $ 5,037,444  $4,225,790























             The accompanying notes are an integral
             part of the financial statements.
                KRUPP EQUITY LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1997, 1996 and 1995

                               1997       1996        1995

Revenue:
  Rental (Note I)          $ 1,402,999$ 1,707,698$ 3,462,943
  Other income                  12,669    30,073       16,319

      Total revenue          1,415,668  1,737,771  3,479,262

Expenses:
  Operating (Note J)            47,765   272,836      593,277
  Maintenance                   59,622   119,291      294,635
  Real estate taxes            197,902   305,247      616,677
  General and administrative    33,626    33,652       31,405
  Interest (Notes E, F and J) 3,331,599 3,166,463   3,692,639
  Depreciation and amortization 417,529   779,841    844,628
  Property valuation provision
    (Note C)                (1,004,304)       -       586,000

      Total expenses         3,083,739  4,677,330  6,659,261

Loss before gain on sale of
  property                  (1,668,071) (2,939,559) (3,179,999)

Gain on sale of property
  (Note K)                        -     1,579,404       -

Net loss                   $(1,668,071)$(1,360,155)$(3,179,999)


Allocation of net loss (Note H):

    Limited Partner        $  (838,206)$(1,196,936)$(2,798,399)

    General Partner        $  (829,865)$  (163,219)$  (381,600)

























             The accompanying notes are an integral
             part of the financial statements.
                KRUPP EQUITY LIMITED PARTNERSHIP

           STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
      For the Years Ended December 31, 1997, 1996 and 1995




                                                     Total
                             Limited     General     Partners'
                             Partner    Partner      Deficit

Balance at December 31,1994$(22,419,767)$(6,338,771)$(28,758,538)

Net loss                  (2,798,399)     (381,600)  (3,179,999)

Balance at December 31, 1995(25,218,166) (6,720,371) (31,938,537)

Net loss                    (1,196,936)   (163,219)  (1,360,155)

Balance at December 31, 1996(26,415,102)(6,883,590) (33,298,692)

Redemption of Partnership
  interest (Note A)            127,560     16,960       144,520

Capital contribution (Note K)   25,252        -          25,252

Net loss (Note H)             (838,206)   (829,865)  (1,668,071)

Balance at December 31,1997$(27,100,496)$(7,696,495)$(34,796,991)


































             The accompanying notes are an integral
             part of the financial statements.
KRUPP EQUITY LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1997, 1996 and 1995

                                      1997          1996       1995
Operating activities:
  Net loss                         $(1,668,071)$ (1,360,155)$(3,179,999)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
    Property valuation provision     (1,004,304)        -      586,000
    Gain on sale of property             -       (1,579,404)       -
    Interest earned on replacement
      reserve escrow                     -             (206)       -
    Depreciation and amortization       417,529     779,841    844,628
    Changes in assets and liabilities:
      Decrease (increase) in cash
        restricted for tenant security
        deposits                           -         23,676     (1,644)
      Decrease (increase) in tenant
        accounts receivable             19,730      127,209     (7,650)
      Decrease in other assets           4,448      297,459     33,599
      Increase (decrease) in accrued
        interest payable to affiliates 2,410,159  (2,291,497)  2,082,644
      Increase in accrued interest on
        affiliate note                   35,808        -          -
      Decrease in other liabilities     (71,579)    (249,852)    (44,677)
      Increase (decrease) in due to
        affiliates                        3,665    (101,035)     98,264

           Net cash provided by (used
             in) operating activities     147,385  (4,353,964)    411,165

Investing activities:
  Additions to fixed assets              (94,823)  (244,243)   (299,756)
  Acquisition of Entities           (32,025,603)
  Deposits to replacement reserve
    escrow                                  -        (4,000)    (24,000)
  Withdrawals from replacement
    reserve escrow                         -         14,252     17,954
  Net consideration received from
    sale of property                      -       7,618,290       -

    Net cash provided by (used
    in) investing activities        (32,120,426)      7,384,299 (305,802)

Financing activities:
  Proceeds of mortgage note payable  28,715,842        -     2,972,130
  Increase in deferred mortgage costs    -             -      (103,019)
  Capital contribution                   25,252        -          -
  Increase in due to affiliate          214,761        -
  Principal payments on mortgage note
    payable                             (68,134)     (44,885)   (127,252)
  Principal payments to an affiliate    (32,292)     (29,230)    (26,460)
  Proceeds of note payable from an
    affiliate                          3,095,000        -         -
  Repayment of mortgage note payable      -      (2,920,405) (2,922,130)

           Net cash provided by (used
            in) financing activities31,950,429   (2,994,520)   (206,731)

Net increase (decrease) in cash and
  cash equivalents                    (22,612)       35,815   (101,368)

Cash and cash equivalents,
  beginning of year                   194,656       158,841    260,209

Cash and cash equivalents, end of year$172,044 $    194,656$   158,841

Continued
KRUPP EQUITY LIMITED PARTNERSHIP

               STATEMENTS OF CASH FLOWS, Continued
      For the Years Ended December 31, 1997, 1996 and 1995



Supplemental schedules of noncash operating, investing and financing activities:

KELP distributed its interests in the Entities to The Krupp Company Limited Partnership-III, the related mortgages and the note payable KELP incurred to obtain the Entities in exchange for its entire partnership interest in KELP (see Note K):

                                    1997           1996       1995

  Distribution of note payable and
    and accrued interest from an
    affiliate                   $  3,130,808   $  -     $-
  Distribution of mortgage notes
    payable                       28,647,708      -      -
  Distribution of amounts due to
    an affiliate                     214,630
  Distribution of Entities       (31,848,626)      -             -


    Redemption of Partnership
      interest            $    144,520     $     -    $     -

KELP sold Village Green Apartments and North Salado Shopping Center on March 5, 1996 and May 16, 1996, respectively, for total net consideration received of $7,618,290 and retirement of debt as shown below:

                                   1997        1996       1995


  Sales prices                  $    -     $12,550,000$     -
  Assumption of first mortgage
    note payable - Village Green     -      (4,633,989)      -

  Closing costs                     -         (297,721)      -


    Net consideration received
       from sale of property    $   -      $ 7,618,290$     -






















             The accompanying notes are an integral
                part of the financial statements.
                KRUPP EQUITY LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS



A.Organization

Krupp Equity Limited Partnership ("KELP") was formed on January 3, 1985 by filing a Certificate of Limited Partnership in The
Commonwealth of Massachusetts. KELP originally issued all of the General Partner Interests to two General Partners, The Krupp Corporation
("Krupp Corp.") and The Krupp Company Limited
Partnership-III ("Krupp Co.-III"), in exchange for initial capital contributions of $25,000 and $275,000, respectively. The capital contributions of Krupp Corp. and Krupp Co.-III consisted of $2,000 in cash and $23,000 in promissory notes and $22,000 in cash and $253,000 in promissory notes, respectively.
KELP also issued all of the Limited Partner
Interests to Krupp Co.-III, in exchange for a capital contribution of $2,200,000 consisting of $176,000 in cash and $2,024,000 in promissory notes.

During 1988, KELP received additional cash capital contributions of $15,000 and $165,000 from Krupp Corp. and Krupp Co.-III, respectively, as General Partners. From 1988 through 1993, Krupp Co.-III, as the Limited
Partner, has made additional contributions in the form of cash totaling $2,743,685, a promissory note for $490,388, and the assumption of a note payable to an affiliate in the amount of $1,550,013. As of June 30, 1997,
Krupp Co.-III no longer had an interest in KELP, as discussed below.

On June 23, 1997, KELP admitted KGP-II Inc., an affiliate of the General Partner, as a Limited
Partner in exchange for a capital contribution of $25,252. Subsequently, KELP distributed its beneficial interests in four Delaware business trusts and a 99% member interest in a limited liability company (collectively referred to as the "Entities"), which was acquired on May 13, 1997 with the proceeds from a loan made by Krupp Co.-III ("Krupp Co.-III Note"), its general partner and limited partner. The distribution of the interests in the Entities, related mortgages and the note payable KELP incurred to obtain the Entities to Krupp Co.-
III was in exchange for its entire partnership interest in KELP (see Note K).

As of December 31, 1997, the Partners of KELP are KGP-II Inc., with a 50.25% Limited Partner interest, and Krupp Corp., with a 49.75%
General Partner interest.

Except under certain circumstances upon
termination of KELP, the General Partner is not required to make any additional capital contributions.

The purpose of KELP is to acquire, manage, operate and sell real estate and personal property; and to borrow funds from Krupp
Institutional Mortgage Fund ("KIMF"), an affiliate of KELP, and other sources to finance the acquisition, management and operation of real estate and personal property related thereto.

On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate of the General Partner of KELP, as agent for KELP, entered into an Agreement of Sale to sell both of KELP's remaining properties (Northeast Plaza
Shopping Center and Bell Plaza Shopping Center) to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties. KELP's properties were included in a package owned by affiliates of KELP's General Partner. The transaction was consummated subsequent to year end on January 30, 1998 (see Note M).

The sale of the remaining properties is
considered cause for Dissolution of KELP, as defined by KELP's Partnership Agreement.
Accordingly, the General Partner of KELP expects to liquidate and distribute KELP's remaining assets in 1998. KELP will use the net proceeds of the sale to pay down its mortgage notes payable to KIMF.


Continued
      KRUPP EQUITY LIMITED PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS, Continued


B.
Significant Accounting Policies

KELP uses the following accounting policies for financial reporting purposes, which differ in certain respects from those used for federal income tax purposes:

Risks and Uncertainties

KELP invests its cash primarily in deposits and money market funds with commercial banks. KELP has not experienced any losses to date on its invested cash.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the reporting period.
Actual results could differ from those
estimates.

Cash and Cash Equivalents

KELP includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. Cash equivalents are recorded at cost, which approximates current market value.

Rental Revenues

Residential leases and the base rent under commercial leases require the payment of rent monthly in advance. In addition, the commercial leases generally contain percentage rent and other provisions which are billed in arrears. Rental revenues are recorded on the accrual basis. Future minimum rental revenue for long-term commercial leases is recognized on a straight-line basis.

Depreciation

Depreciation of building and improvements is provided for by the use of the straight-line method over estimated useful lives of 3 to 25 years. Tenant improvements are depreciated over the life of the related lease.


Impairment of Long-Lived Assets

Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121
"Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value less estimated costs to sell (see Note C).

Income Taxes

KELP is not liable for federal or state income taxes because KELP's income or loss is allocated to the Partners for income tax purposes. In the event the KELP's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in KELP's taxable income or loss, such change will be reported to the Partners.


Continued
KRUPP EQUITY LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


C.Property


Northeast Plaza Shopping Center ("Northeast
Plaza")

Northeast Plaza is an 89,224 square foot shopping plaza located in Baton Rouge, Louisiana. The property is pledged as collateral on a non-recourse first mortgage note of $875,471, evidenced by the modification of the promissory note, and a second mortgage note of $6,000,000, evidenced by the Collateral
Pledge Agreement (see Note E).

Bell Plaza Shopping Center ("Bell Plaza")

Bell Plaza is a 43,842 square foot shopping center located in Oak Lawn, Illinois, a suburb of Chicago. The property is pledged as collateral on a $5,300,000 first mortgage note evidenced by a Deed of Trust on Bell Plaza and the Collateral Pledge Agreement (see Note E).

In accordance with Financial Accounting
Standard No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of", at December
31, 1996, KELP recorded a cumulative property valuation provision of $5,000,000 on its real estate assets which represented the difference between carrying value of its properties and estimated fair value less costs to sell. At
December 31, 1997, KELP adjusted the cumulative property valuation provision to $3,995,696 based on the selling prices of the properties less estimated costs to sell (see Note M).

D.Other Assets

Other assets consisted of the following at December 31, 1997 and 1996:

                                               1997        1996

     Prepaid rent                            $ 26,536    $ 43,160
     Deferred expenses, net                    29,205      40,145
     Other assets                              23,412         296
                                             $ 79,153    $ 83,601

E.    Mortgage Notes Payable to an Affiliate

  The property owned by KELP is pledged as collateral for several non-recourse participating promissory notes ("Participating Notes") evidencing loans, made by KIMF, to KELP. In addition, KELP executed a Master Loan Agreement and Collateral Pledge Agreement (the "Agreements") in favor of KIMF under which KELP provided, as additional collateral on the Participating Notes, promissory notes totaling $2,790,388 (see Note A). The terms of the Agreements required KELP to pay KIMF basic interest monthly at a rate of 7.6% per annum which was payable quarterly, in arrears, on the unpaid principal balance of the Participating Notes.

  The Participating Notes were due on December 31, 1992, however, KELP exercised its option to extend the maturity date to December 29, 1995. Upon the extension of the maturity date, the terms of the Master Loan Agreement required payments of adjusted basic interest at a rate of 10% per annum which is payable quarterly, in arrears, on the unpaid principal balance of the Participating Notes. The Participating Notes have technically matured.

  KELP's properties began experiencing cash flow deficiencies and, beginning with the payment due April 1, 1991, KELP has not been able to fully pay the required quarterly interest payments.



Continued
                KRUPP EQUITY LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


E.Mortgage Notes Payable to an Affiliate,
Continued

               As a result of KELP's difficulties: 1) KELP has remitted to KIMF all cash flow generated by the properties after operating and administrative expenses and senior mortgage obligations, $493,771 and $402,024 in 1997 and 1996, respectively, and KIMF has not exercised its
               foreclosure remedies under the Master Loan
               Agreements with respect to KELP's defaults; 2) interest and late charges on KELP's Participating Notes have continued to accrue;
               3) since 1991, as a consequence of the default, the management agent of KELP's properties (an affiliate of its General Partner) has continued to serve even though it is not receiving any payment of property management fees; 4) KELP has remitted to KIMF net proceeds of the properties sold, after repayment of senior obligations.

KIMF is the holder of a non-recourse first mortgage note on Northeast Plaza. The maturity date was December 29, 1995. The note, which had a balance of $875,471 at December 31, 1997, requires monthly payments of $10,135 consisting of principal and interest at the rate of 10% per annum based on a 25-year amortization schedule.

Mortgage notes payable to an affiliate at December 31, 1997 and 1996 consisted of the following:

                                1997       1996


     Northeast Plaza                     $ 6,875,471$ 6,907,763

     Bell Plaza                            5,300,000  5,300,000

     Mortgage notes payable collateralized
       by properties                      12,175,471 12,207,763

     Mortgage notes payable from previously
       owned properties, cross-collateralized
       by above properties                16,082,950 16,082,950

     Total mortgage notes payable to an
       affiliate                         $28,258,421$28,290,713



  F.Note Payable to an Affiliate

At December 31, 1997 and 1996, affiliated debt consisted of a demand note of $300,000 and accrued interest of $361,070 and $322,350, respectively.

The demand note payable to an affiliate had an interest rate of prime rate of an unaffiliated bank (8.5% and 8.25% at December 31, 1997 and
1996, respectively) plus 1% per annum based on a 360-day year.

During the years ended December 31, 1997 and 1996, interest expensed on the note payable to an affiliate totaled $28,721 and $28,277, respectively.













Continued
                KRUPP EQUITY LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued



G.   Other Liabilities

  Other liabilities consisted of the following at December 31, 1997 and 1996:

                                                1997    1996

    Accrued real estate taxes                 $159,999 $170,000
    Tenant security deposits                   23,168    24,656
    Accrued insurance                          106,671 166,484
    Other accrued expenses                      25,353  25,641
                                             $315,191  $386,781

H.   Partners' Deficit

     Under the terms of KELP's Partnership
     Agreement, profits and losses from
     operations and cash distributions are
     generally allocated in accordance with the General and Limited Partners' respective percentage interests in KELP. At December
     31, 1997, 1996 and 1995 the respective
     percentage interest was 49.75%, 12% and
     12%, respectively, to the General Partner and 50.25%, 88% and 88%, respectively, to the Limited Partner. However, in the case of certain events defined in the Partnership Agreement, the allocation of the related profits and losses could be different than described above.

     Under the terms of KELP's Partnership
     Agreement, Krupp Co.-III, in its original capacity as sole Limited Partner, agreed to fund cash deficits from the operations of KELP up to $3,200,000, in the form of additional capital contributions. Krupp
     Co.-III has contributed $4,293,698 to fund cash deficits, including the assumption of a note payable to an affiliate in the amount of $1,550,013. In addition, Krupp
     Co.-III, in its original capacity as sole
     Limited Partner, agreed to make additional capital contributions to KELP in the form of additional promissory notes based on a pre-established formula disclosed in
     KELP's Partnership Agreement, if KELP
     borrowed in excess of $20,000,000 from
     KIMF. Accordingly, Krupp Co.-III issued
     additional promissory notes to KELP
     totaling $490,388 to bring its total
     promissory notes as General and Limited
     Partner in KELP to $2,767,388.  The
     remaining promissory notes of $23,000 are from Krupp Corp. As discussed in Note E, these promissory notes are pledged as additional collateral on the Participating
     Notes.

     Under the terms of KELP's Partnership
     Agreement, upon Dissolution of KELP, the assets shall first be applied to payment of, or the establishment of adequate reserves for the future payment of, the debts of or obligations of KELP, including loans by Partners and Affiliated Persons and accrued interest thereon. The remaining assets of KELP shall then be distributed to the

     Partners up to the positive balance, if
     any, in their respective capital accounts, after crediting or charging to such accounts the profits, losses and credits from any Capital Transaction(s) occurring prior to or in connection with such Dissolution.













Continued
                KRUPP EQUITY LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


H.   Partners' Deficit, Continued

  As of December 31, 1997, the following cumulative Partner contributions, distributions and allocations have been made since the inception of KELP:

                                  Limited    General      Partner
    Partner                        Total

      Capital contributions    $  7,009,338 $ 480,000 $ 7,489,338

      Promissory notes receivable(2,514,388)   (276,000)  (2,790,388)

      Distributions                (271,111)     (36,970)    (308,081)

      Redemption of Partnership
       interest                     127,560     16,960     144,520

      Net loss from operations   (31,451,895) (7,880,485) (39,332,380)

Balance at December 31, 1997   $(27,100,496)$(7,696,495)$(34,796,991)


I.    Future Base Rents Due Under Commercial Operating Leases

  As a result of the sale of KELP's properties, subsequent to year end, all commercial property leases were assumed by the buyer
  (see Note M).

J.    Related Party Transactions

  KELP entered into property management agreements with an affiliate of the General Partner which provides for management fees payable monthly at a rate of up to 6% of the gross receipts from commercial properties under management. Since 1991, the management agent has waived its right to payment of management fees.

  KELP reimburses affiliates of the General Partner for certain expenses incurred in connection with the operation of KELP and its properties, including administrative expenses.

  During the year ended December 31, 1997, 1996 and 1995 amounts accrued or paid to affiliates of the General Partner were as follows:

                                   1997         1996       1995


       Expense reimbursements    $   20,394  $   55,854 $  104,731

       Interest on note payable to
        affiliate                    28,721      28,277     30,183

       Interest on mortgage notes
        payable to KIMF, including
        late charges              2,964,533   2,967,594  2,970,364

          Charged to operations   $3,013,648 $3,051,725 $3,105,278

  At December 31, 1997 and 1996, due to affiliates consisted of expense reimbursements of $670,367 and $666,702, respectively.





Continued
                KRUPP EQUITY LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


K.  Disposition of Property

    On March 5, 1996, KELP sold Village Green
    Apartments to an unaffiliated third party for $5,200,000. The Sale Agreement required the buyer to assume the first mortgage note payable on the property of $4,633,989, and as a result, no prepayment penalty was assessed. KELP remitted
    $585,959 to KIMF as available sale
    proceeds, net of closing costs. The sale resulted in a gain to KELP of $1,457,889 for financial reporting purposes.

    On May 16, 1996, KELP sold North Salado
    Village Shopping Center to an unaffiliated third party for $7,350,000. The outstanding first mortgage note payable on the property of $2,920,405, was paid at the closing and no prepayment penalty was assessed, under the terms of the mortgage note. As a result of the sale, KELP remitted $4,207,000 to KIMF as sale proceeds, net of closing costs. The sale resulted in a gain of $121,515 to KELP for financial reporting purposes.

    Subsequent to the sales, the properties
    were released as collateral by KIMF for
    KELP's secondary mortgage obligations.
    Additionally, KELP remitted sales
    proceeds, net of closing costs, of
    $4,792,959 to KIMF which KELP applied
    against the outstanding accrued interest on the Participating Notes.

    On May 13, 1997, KELP acquired all of the beneficial interests in four Delaware business trusts and a 99% member interest in a limited liability company
    (collectively referred to as the
    "Entities") for an aggregate purchase
    price of $32,025,603. KELP acquired the Entities for cash of $3,309,761, subject to their outstanding mortgage balances as of May 13, 1997, totaling $28,715,842.
    KELP obtained the cash used in the
    exchange through the proceeds of a loan
    made by Krupp Co.-III ("Krupp Co.-III
    Note"), its General Partner and Limited
    Partner.  Each of the Entities acquired
    owns real property, which is net leased to a national retail franchise. On June 23, 1997, KELP admitted KGP-II Inc., an affiliate of the General Partner, as a Limited Partner in exchange for a capital contribution of $25,252. Subsequently, on
    June 23, 1997, KELP distributed its
    interests in the Entities to Krupp Co.-III and the note payable KELP incurred to obtain the Entities in exchange for its entire partnership interest in KELP. The promissory notes due KIMF from Krupp Co.-
    III, which total $2,767,388 and are
    pledged as collateral on the participating promissory notes ("Participating Notes"), remain as an obligation of Krupp Co.-III.

    The above transactions had no impact on
    KELP's ability to make the required
    quarterly cash flow payment to KIMF, the holder of its Participating Notes, or its ability to meet other obligations with respect to the Participating Notes.

    Subsequent to year end, KELP's remaining properties were sold to unaffiliated third parties (see Note M).

















Continued
                KRUPP EQUITY LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


L.  Legal Proceeding

    KELP was named in a lawsuit filed during 1996, in which the plaintiff has stated a claim for a brokerage commission in the amount of $260,000 as a result of the sale of Village Green Apartments. In 1993, the plaintiff fortuitously found a party interested in purchasing Village Green
    Apartments from the defendant, however, no purchase was ultimately negotiated, as the prospective purchaser would not meet the KELP's asking price. In October, 1995, negotiations were rekindled and KELP entered into a purchase and sale agreement and consummated the sale in March, 1996.
    The plaintiffs have filed suit seeking a full commission, $260,000, calculated as
    5% of the selling price, related to the
    sale.  The plaintiffs did not have a
    written brokerage agreement and were not the procuring cause of the ultimate sale of the property, however they did introduce the parties to the ultimate transaction. The outcome of this litigation cannot be presently determined and accordingly, no provision for loss has been made in the accompanying financial statements.

M.  Federal Income Taxes

    The basis of the KELP's assets for tax
    purposes exceeds its basis for financial reporting purposes by approximately
    $33,000,000 and $4,000,000 at December 31,
    1997 and 1996, respectively. The basis of the KELP's liabilities for financial reporting purposes exceeds its tax basis by approximately $21,000 and $0 at December 31, 1997 and 1996, respectively.

N.  Subsequent Events

    The sale of KELP's remaining two
    properties, as discussed in Note A, was
    consummated on January 30, 1998.  The
    total selling price of the fourteen
    properties in the package was
    $138,000,000, of which KELP received
    $5,027,200 for the sale of its properties, less its share of the closing costs.

    The sale is considered cause for
    Dissolution of KELP, as defined by KELP's
    Partnership Agreement.  Accordingly, the
    General Partner expects to liquidate and distribute the remaining assets of KELP in 1998. All distributions of net cash proceeds from the Dissolution shall be governed by Section 9.3 of KELP's
    Partnership Agreement as discussed above in Note H.

    On February 27, 1998, KELP remitted net
    sales proceeds of $4,778,696, from the
    sale of its properties to KIMF as payment toward its mortgage notes payable.






















KRUPP EQUITY LIMITED PARTNERSHIP

     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                        December 31, 1997




                                                    Costs Capitalized
                                                    Subsequent to
                                  Initial Costs to KELP  Acquisition
                                       Buildings         Buildings
                                          and              and      Depreciable
   Description   Encumbrances   Land    Improvements  Improvements      Life

Northeast Plaza
Shopping Center
Baton Rouge, LA $6,875,471 $1,673,734 $ 5,083,848     $ 490,240  3 to 25 years

Bell Plaza
Shopping Center
Oak Lawn, IL     5,300,000 1,014,257   4,323,017       225,849     3 to 25 years

    Total      $12,175,471$2,687,991$  9,406,865   $   716,089



                  Gross Amounts Carried at
                           End of Year
                                               Accumulated
                                               Depreciation
                           Buildings                              and   Year
                             and                Valuation             Year
Construction
Description     Land   Improvements     Total    Provisions Acquired Completed


Northeast Plaza
Shopping Center
Baton Rouge, LA $1,673,734 $5,574,088 $ 7,247,822 $ 3,778,385     1985 1981

Bell Plaza
Shopping Center
Oak Lawn, IL   1,014,257   4,548,866  5,563,123  4,253,864  1987       1987

   Total      $2,687,991 $10,122,954           $12,810,945    $ 8,032,249





















                                Continued
                       KRUPP EQUITY LIMITED PARTNERSHIP

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued

                               December 31, 1997



Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1997:

                                 1997        1996          1995
  Real Estate

  Balance at beginning of year$12,716,122$ 30,939,510  $30,660,597

  Acquisition and improvements    94,823      244,243      278,913

  Sale of property                  -     (18,467,631)       -

  Balance at end of year     $12,810,945 $ 12,716,122  $30,939,510



  Accumulated Depreciation and
     Valuation Provision          1997       1996          1995

  Balance at beginning of year$ 3,795,870$ 15,604,605  $ 9,380,069

  Property revaluation         3,995,696    5,000,000    5,400,000

  Depreciation expense           240,683      400,020      824,536

  Sale of property                  -     (17,208,755)       -


  Balance at end of year     $ 8,032,249 $  3,795,870  $15,604,605

Note:KELP uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost for federal income tax purposes at December 31, 1997 is approximately $43,000,000 and the aggregate accumulated depreciation for federal income tax purposes is approximately $6,000,000.