Form 10-Q
period 1998-03-31
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1998-05-15
CIK 757549

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934


For the quarterly period ended    March 31,
1998

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

                         BALANCE SHEETS


                             ASSETS

                                          March 31, December 31,
                                            1998       1997

Mortgage notes receivable, net of loan loss
 reserve of $0 and $15,851,013, respectively
 (Notes 3 and 4)                        $  2,790,388$ 7,614,449
Cash and cash equivalents (Note 2)         5,825,345  1,110,110
Accrued interest receivable - mortgage notes,
 net of reserve for uncollectible interest of
 $0 and $14,638,760, respectively
 (Notes 3 and 4)                                -        83,585
Other assets                                   7,119      4,375

   Total assets                         $  8,622,852$ 8,812,519



                LIABILITIES AND PARTNERS' EQUITY

Due to affiliates (Note 6)              $    266,716$      -
Other liabilities                              8,967       25,200

   Total liabilities                         275,683     25,200

Partners' equity (deficit) (Note 5):
Limited Partners (30,059 Units outstanding)8,563,302  8,999,051
 General Partners                           (216,133)   (211,732)

     Total Partners' equity                8,347,169  8,787,319
Total liabilities and Partners' equity  $  8,622,852$ 8,812,519












             The accompanying notes are an integral
             part of the financial statements.
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                   STATEMENTS OF INCOME (LOSS)



                                         For the Three Months
                                            Ended March 31,
                                            1998      1997

Interest income:
Mortgage notes receivable (Notes 3 and 4)$    -     $153,751
 Cash equivalents                           39,632    14,723
Other income                                 2,951      -

     Total income                           42,583   168,474

Expenses:
 Expense reimbursements (Note 6)              -        7,427
 General and administrative                 25,556    21,598
 Bad debt expense-mortgage notes
   receivable (Note 4)                     305,364      -

     Total expenses                        330,920    29,025

Net income (loss)                        $(288,337) $139,449

Allocation of net income (loss) (Note 5):

 Limited Partners (30,059 Units outstanding)$(285,454)$138,055

 Limited Partner Interest Per Unit       $   (9.50)$   4.59

 General Partners                        $  (2,883) $  1,394




            The accompanying notes are an integral
             part of the financial statements.
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS



                                             For the Three Months
                                                Ended March 31,

                                              1998        1997
Operating activities:
 Net income (loss)                        $  (288,337)$  139,449
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Changes in assets and liabilities:
   Decrease (increase) in accrued interest
        receivable - mortgage notes            83,585     (15,849)
      Decrease in due from affiliates            -         15,091
      Increase in due to affiliates           266,716        -
      Decrease (increase) in other assets     (2,744)         47
      Decrease in other liabilities           (16,233)   (12,509)

        Net cash provided by operating
           activities                          42,987     126,229

Investing activities:
 Decrease in mortgage notes receivable         45,365        -
 Principal collections from mortgage
   notes receivable                         4,778,696       7,774

        Net cash provided by investing
           activities                       4,824,061       7,774

Financing activity:
 Distributions                               (151,813)  (151,813)

Net increase (decrease) in cash and cash
 equivalents                                4,715,235     (17,810)

Cash and cash equivalents, beginning of period1,110,110 1,112,524

Cash and cash equivalents, end of period  $ 5,825,345  $1,094,714




















             The accompanying notes are an integral
             part of the financial statements.<page<
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS



(1)Accounting Policies
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of The Krupp Corporation and The Krupp Company
Limited Partnership-III ("Krupp Co.-III"), the
General Partners of Krupp Institutional
Mortgage Fund Limited Partnership (the
"Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See
Notes to Financial Statements in the
Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the
Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1998 and its results of operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's
Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Cash and Cash Equivalents

    Cash and cash equivalents consisted of the following:

                                          March 31,  December 31,
                                            1998         1997

       Cash and money market accounts   $  5,528,311 $    316,218
       Commercial paper                      297,034      793,892
                                        $  5,825,345 $  1,110,110

(3)Krupp Equity Limited Partnership ("KELP")

The Partnership made loans to KELP, an
affiliate of the Partnership, as provided under the Master Loan Agreement and Collateral
Pledge Agreement ("Agreements"). Pursuant to the Agreements, the mortgage notes receivables are cross collateralized by the KELP properties. The purpose of KELP is to acquire, manage, operate and sell real estate and personal property; and to borrow funds from the Partnership and other sources to finance the acquisition, management and operation of real estate and personal property related thereto. Condensed financial statements of KELP are as follows:










Continued
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


(3) Krupp Equity Limited Partnership ("KELP"), Continued

KRUPP EQUITY LIMITED PARTNERSHIP
                    CONDENSED BALANCE SHEETS

                             ASSETS
                                          March 31,  December 31,
                                            1998         1997
    Real estate assets:
      Real estate, at cost {A}          $      -     $ 12,810,945
      Property valuation provision {B}         -       (3,995,696)
      Accumulated depreciation {A}             -       (4,036,553)

         Total real estate assets              -        4,778,696

    Other assets                            422,151       258,748

         Total assets                   $   422,151  $  5,037,444

                LIABILITIES AND PARTNERS' DEFICIT

    Mortgage notes payable to the
      Partnership {A}{C}                $      -     $ 28,258,421
    Notes payable to an affiliate {C}          -          300,000
    Accrued interest payable to
      affiliates {A}{C}                        -       10,290,445
    Due to affiliates {C}                      -          670,367
    Other liabilities {D}                   376,926       315,202

         Total liabilities                  376,926    39,834,435

    Partners' equity (deficit)              45,225   34,796,991)

         Total liabilities and Partners'
           equity (deficit)             $   422,151  $ 5,037,444


                KRUPP EQUITY LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF OPERATIONS

                                           For the Three Months
                                              Ended March 31,
                                            1998        1997

    Revenue {A}                         $   102,854 $  266,965
    Property operating expenses {C}        (353,233)  (127,414)
    Depreciation and amortization {A}          -       (58,831)
    Interest {A}                               -      (738,536)

    Loss before gain on sale of properties
      and extinguishment of debt           (250,379)  (657,816)

    Gain:
      Sale of properties {A}                171,625       -
      Extinguishment of debt {C}         34,920,970       -

    Net income (loss)                   $34,842,216 $ (657,816)

Continued
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


(3)Krupp Equity Limited Partnership ("KELP"),
Continued

A}Pursuant to its disposition strategy, KELP sold its remaining properties on January 30, 1998 to unaffiliated third parties. KELP's properties were included in a package with twelve other properties owned by affiliates of KELP's General Partner. The total selling price of the fourteen properties was $138,000,000, of which KELP received
$5,027,200 for the sale of its properties, less its share of closing costs. KELP used the net sales proceeds of $4,778,696 to pay down the mortgage notes payable to the Partnership. For financial reporting purposes, KELP realized a gain of $171,625 on the sale. The gain was calculated as the difference between the properties' selling prices less net book value of the properties and closing costs.

The sale of KELP's properties is considered cause for dissolution of KELP, as defined by KELP's Partnership Agreement. Accordingly,
KELP's General Partner expects to liquidate
KELP in 1998.

As a result of the sale of KELP's properties, certain notes totaling $2,790,388, pledged to the Partnership under a Collateral Pledge
Agreement, were paid by the original General
Partners of KELP to the Partnership,
subsequent to March 31, 1998 (see Note 7).

{B}In accordance with Financial Accounting
Standard No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of", at December
31, 1997, KELP recorded a cumulative property valuation provision of $3,995,696 based on the selling prices of the properties less estimated costs to sell.

{C}At March 31, 1998, KELP was released from
$34,920,970 of obligations with respect to the mortgage notes and accrued interest payable to an affiliate of $33,585,515, a demand note and accrued interest payable to an affiliate of $661,070 and expense reimbursements to an affiliate of $674,385. KELP recorded a gain on extinguishment of debt which was equivalent to the releases.

{D}KELP was named in a lawsuit filed during 1996, in which the plaintiff has stated a claim for a brokerage commission in the amount of $260,000 as a result of the sale of Village
Green Apartments. In 1993, the plaintiff fortuitously found a party interested in purchasing Village Green Apartments from the defendant, however, no purchase was ultimately negotiated, as the prospective purchaser would not meet KELP's asking price. In October, 1995, negotiations were rekindled and KELP entered into a purchase and sale agreement and consummated the sale in March, 1996. The plaintiffs have filed suit seeking a full commission, $260,000, calculated as 5% of the selling price, related to the sale. The plaintiffs did not have a written brokerage agreement and were not the procuring cause of the ultimate sale of the property, however they did introduce the parties to the ultimate transaction. The outcome of this litigation cannot be presently determined, however the Partnership has recorded a provision of $260,000 at March 31, 1998.






Continued
  KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS, Continued


(4)Bad Debt Expense, Provision for Credit
Losses and Accrued Interest Reserves

At March 31, 1998, the General Partners of the
Partnership recognized bad debt expense on its mortgage notes receivable of $305,364, based on the difference between the net sales proceeds received from the sale of KELP's properties and the carrying values of the loans.

At December 31, 1997, the General Partners of the Partnership had cumulative provisions for credit losses of $15,851,013 recorded on its mortgage notes receivable and $14,638,760 recorded as uncollectible interest on accrued interest receivable. These cumulative provisions were recorded against the carrying value of the assets in order to reflect management's estimates of the underlying property values.

(5)Summary of Changes in Partners' Equity

A summary of changes in Partners' equity
(deficit) for the three months ended March 31, 1998 is as follows:


Limited              General      Partners'
Partners             Partners      Equity

Balance at December 31, 1997
$ 8,999,051       $(211,732)$ 8,787,319

Net loss  (285,454)    (2,883)     (288,337)

Distributions (150,295)(1,518)   (151,813)

Balance at March 31, 1998
$ 8,563,302         $(216,133)  $ 8,347,169

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

Due to affiliates consisted of expense
reimbursements of $266,716 at March 31, 1998.

(7)Subsequent Event

On May 12, 1998, the original General Partners of KELP remitted $2,790,388, to the Partnership, as per the Collateral Pledge
Agreement discussed in Note 3.
KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
PARTNERSHIP



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

Liquidity and Capital Resources

Pursuant to its disposition strategy, on January 30, 1998 the General Partner of KELP sold KELP's remaining properties to unaffiliated third parties. KELP's properties were included in a package with twelve other properties owned by affiliates of KELP's
General Partner. The total selling price of the fourteen properties was $138,000,000, of which KELP received $5,027,200 for the sale of its properties, less its share of the closing costs. KELP used the net proceeds from the sale to pay down the mortgage notes payable to the Partnership (see Note 3). The sale of
KELP's properties is considered cause for Dissolution of KELP, as defined by KELP's
Partnership Agreement.  Accordingly, KELP's
General Partner expects to liquidate KELP in 1998.

As a result of the sale of KELP's properties, certain notes totaling $2,790,388, issued by the original General Partners of KELP, which had been pledged to the Partnership under a Collateral Pledge Agreement, were paid by the original General Partners of KELP subsequent to year-end (see Note 7).

The sale of KELP's properties and the
subsequent pay down of the Partnership's mortgage notes receivable, together represent an Event Causing Dissolution, as defined by the Partnership Agreement.

The Partnership anticipates making a special distribution of $225 per Unit in the second quarter of 1998, based upon approximately 80% of the proceeds of the sale and estimated liquidation value of remaining Partnership assets. Once all necessary reserves and contingent liabilities are funded, the remaining proceeds will be distributed. All
Partnership affairs are expected to be
completed by year-end.

Operations

Net income, net of bad debt expense from mortgage notes receivable, decreased for the three months ended March 31, 1998 when compared to the same period in 1997, as total revenue decreased and total expenses remained relatively stable.

Total revenue decreased during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to a decrease in interest income on mortgage notes receivable as a result of the sale of KELP's properties (see Note 3). This decrease was partially offset by an increase in interest income earned on cash equivalents as a result of higher cash and cash equivalent balances available for investment. KELP's net sales proceeds of $4,778,696 were used to pay down the mortgage notes payable to the Partnership.

Total expenses, net of bad debt expense from mortgage notes receivable, remained relatively stable when comparing the first three months of 1998 to the first three months of 1997.




KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
PARTNERSHIP

         PART II - OTHER INFORMATION



Item 1.Legal Proceedings

Response:  None

Item 2.Changes in Securities

Response:  None

Item 3.Defaults upon Senior Securities

Response:  None

Item 4.Submission of Matters to a Vote of Security Holders

Response:  None

Item 5.Other Information

Response:  None

Item 6.Exhibits and Reports on Form 8-K

(a)Exhibits

Response:  None

(b)Reports on Form 8-K

  Date  Event Reported Financial Statements
Filed

January 30, 1998 Disposition of properties Pro
Forma Balance Sheet at September 30, 1997.

Pro Forma Statements of Income (Loss) for the nine months ended September 30, 1997 and for the year ended December 31, 1996.

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



DATE:  May 14, 1998