Form 10-Q
period 1998-06-30
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1998-08-13
CIK 757549

]2               UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934


For the quarterly period ended    June 30,1998


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

The total number of pages in this document is 12.
       PART I.  FINANCIAL INFORMATION

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

                         BALANCE SHEETS


                             ASSETS

                                          Unaudited
                                           June 30,  December 31,
                                             1998       1997

Mortgage notes receivable, net of loan loss
  reserve of $0 and $15,851,013, respectively
  (Notes 3 and 4)                        $      -    $ 7,614,449
Cash and cash equivalents (Note 2)         1,631,096   1,110,110
Accrued interest receivable - mortgage notes,
  net of reserve for uncollectible interest of
  $0 and $14,638,760, respectively
  (Notes 3 and 4)                               -         83,585
Other assets                                  15,632       4,375

     Total assets                        $ 1,646,728 $ 8,812,519


                LIABILITIES AND PARTNERS' EQUITY


Liabilities                              $    14,002 $    25,200

Partners' equity (deficit) (Note 5):
Limited Partners (30,059 Units outstanding)1,848,371   8,999,051
  General Partners                          (215,645)   (211,732)

     Total Partners' equity                1,632,726   8,787,319

Total liabilities and Partners' equity   $ 1,646,728 $ 8,812,519















             The accompanying notes are an integral
                part of the financial statements.

      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                   STATEMENTS OF INCOME (LOSS)

(Unaudited)

                           For the Three Months For theSixMonths
                              Ended June 30,      Ended June 30,

                             1998      1997    1998       1997
Interest income:
  Mortgage notes receivable
  (Notes 3 and 4)           $  -     $151,169$  -       $304,920
  Cash equivalents           71,955    15,363  111,587    30,086

       Total income          71,955   166,532  111,587  335,006

Expenses:
  Expense reimbursements
     (Note 6)                 5,325    9,156      2,374   16,583
  General and administrative 17,798   13,745     43,354   35,343
  Bad debt expense-mortgage
     notes receivable (Note 4) -       -        305,364     -

       Total expenses        23,123  22,901     351,092  51,926

Net income (loss)          $ 48,832  $143,631$(239,505)$283,080


Allocation of net income (loss)
     (Note 5):

  Limited Partners (30,059
     Units outstanding)    $ 48,344  $142,194$(237,110)$280,249

  Limited Partner Interest Per
     Unit                  $   1.61  $   4.73$  (7.89)  $   9.32

  General Partners         $    488  $  1,437$ (2,395)  $  2,831






















The accompanying notes are an integral
             part of the financial statements.
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS

(Unaudited)

                                              For the Six Months
                                                  Ended June 30,

                                                1998       1997

Operating activities:
  Net income (loss)                        $ (239,505)$  283,080
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Changes in assets and liabilities:
          Decrease (increase) in accrued interest
            receivable-mortgage notes          83,585    (13,464)
          Decrease in due from affiliates        -         16,250
          Increase in other assets            (11,257)    (2,572)
          Decrease in liabilities             (11,198)    (7,770)

               Net cash provided by (used in)
                 operating activities        (178,375)   275,524

Investing activities:
  Principal collections from mortgage
     notes receivable                       7,569,084      15,744
  Decrease in mortgage notes receivable        45,365        -

               Net cash provided by investing
                 activities                 7,614,449      15,744

Financing activity:
  Distributions                            (6,915,088)  (303,626)

Net increase (decrease) in cash and cash
  equivalents                                 520,986     (12,358)

Cash and cash equivalents, beginning of period 1,110,110 1,112,524

Cash and cash equivalents, end of period   $1,631,096  $1,100,166




















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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998 and its results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. Certain prior period balances have been reclassified to conform with current period financial statement presentation.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

                                        June 30,    December 31,
                                          1998          1997

      Cash and money market accounts  $1,333,704    $   316,218
      Commercial paper                   297,392        793,892

                                      $1,631,096    $ 1,110,110


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







Continued
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


(3) Krupp Equity Limited Partnership ("KELP"), Continued

KRUPP EQUITY LIMITED PARTNERSHIP
                    CONDENSED BALANCE SHEETS

                             ASSETS
                                          June 30,   December 31,
                                            1998         1997
    Real estate assets:
      Real estate, at cost {A}          $       -    $ 12,810,945
      Property valuation provision {B}          -    (3,995,696)
      Accumulated depreciation {A}             -       (4,036,553)

           Total real estate assets             -       4,778,696

    Other assets                                -         258,748

           Total assets                 $       -    $  5,037,444

                LIABILITIES AND PARTNERS' DEFICIT

    Mortgage notes payable to the
      Partnership {A}{C}                $       -    $ 28,258,421
    Notes payable to an affiliate {C}           -         300,000
    Accrued interest payable to an
      affiliate {A}{C}                          -      10,290,445
    Due to affiliates {C}                       -         670,367
    Other liabilities {D}                       -         315,202

          Total liabilities                     -      39,834,435

    Partners' deficit                           -   (34,796,991)

          Total liabilities and Partners'
             deficit                    $       -    $ 5,037,444

                KRUPP EQUITY LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF OPERATIONS

                          For the Three Months  For the Six Months
                           Ended June 30,    Ended June 30,
                          1998        1997   1998    1997

  Revenue {A}          $     4,568 $638,551  $107,422 $905,516
  Property operating
  expenses {C}              (4,974)(126,619) (358,207)(254,033)
  Depreciation and
     amortization {A}         -      (235,882)  -     (294,713)
  Interest {A}                -    (1,049,007)  -  (1,787,543)

  Loss before gain on sale
     of properties and
     extinguishment of
     debt                 (406)   (772,957)   (250,785) (1,430,773)

  Gain:
     Sale of properties{A}  -        -         171,625      -
     Extinguishment of
       debt {C}               -     108,711   34,920,970    108,711

Net income (loss)      $   (406)$(664,246)$34,841,810$(1,322,062)

Continued
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


(3)Krupp Equity Limited Partnership ("KELP"),
Continued

{A}Pursuant to its disposition strategy, KELP sold its remaining properties on January 30, 1998 to unaffiliated third parties. KELP's properties were included in a package with twelve other properties owned by affiliates of KELP's General Partner. The total selling price of the fourteen properties was $138,000,000, of which KELP received
$5,027,200 for the sale of its properties, less its share of closing costs. KELP used the net sales proceeds of $4,778,696 to pay down the mortgage notes payable to the Partnership. For financial reporting purposes, KELP realized a gain of $171,625 on the sale. The gain was calculated as the difference between the properties' selling prices less net book value of the properties and closing costs.

The sale of KELP's properties is considered cause for dissolution of KELP, as defined by KELP's Partnership Agreement. Accordingly,
KELP's remaining liabilities of $374,243 were transferred to its General Partner in the second quarter of 1998. Subsequently, KELP distributed its remaining assets of $45,075 to its partners. In conjunction with the final distribution, KELP was effectively dissolved.

As a result of the sale of KELP's properties, certain notes totaling $2,790,388, pledged to the Partnership under a Collateral Pledge
Agreement, were paid by the original General
Partners of KELP to the Partnership, on May
12, 1998.

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

{D}KELP was named in a lawsuit filed during 1996, in which the plaintiff has stated a claim for a brokerage commission in the amount of $260,000 as a result of the sale of Village
Green Apartments. In 1993, the plaintiff fortuitously found a party interested in purchasing Village Green Apartments from the defendant, however, no purchase was ultimately negotiated, as the prospective purchaser would not meet KELP's asking price. In October, 1995, negotiations were rekindled and KELP entered into a purchase and sale agreement and consummated the sale in March, 1996. The plaintiffs have filed suit seeking a full commission, $260,000, calculated as 5% of the selling price, related to the sale. The plaintiffs did not have a written brokerage agreement and were not the procuring cause of the ultimate sale of the property, however they did introduce the parties to the ultimate transaction. The outcome of this litigation cannot be presently determined, however KELP recorded a provision of $260,000 which was subsequently transferred to its General
Partner during the second quarter of 1998, as discussed above.


Continued

  KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS, Continued


(4)Bad Debt Expense, Provisions for Credit
Losses and Accrued Interest Reserves

As of June 30, 1998, the General Partners of the Partnership recognized bad debt expense on its mortgage notes receivable of $305,364, based on the difference between the net sales proceeds received from the sale of KELP's properties and the carrying values of the loans.

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

(5)    Summary of Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the six
   months ended June 30, 1998 is as follows:              Total
                                 Limited     General     Partners'
                                 Partners    Partners     Equity

    Balance at December 31, 1997$ 8,999,051 $(211,732) $ 8,787,319
    Net loss                     (237,110)     (2,395)   (239,505)
    Distributions:
      Operations                (150,295)      (1,518)    (151,813)
      Capital transaction      (6,763,275)       -      (6,763,275)
    Balance at June 30, 1998   $ 1,848,371  $(215,645)$ 1,632,726

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

Liquidity and Capital Resources

Pursuant to its disposition strategy, on January 30, 1998 the General Partner of KELP sold KELP's remaining properties to unaffiliated third parties. KELP's properties were included in a package with twelve other properties owned by affiliates of KELP's
General Partner. The total selling price of the fourteen properties was $138,000,000, of which KELP received $5,027,200 for the sale of its properties, less its share of the closing costs. KELP used the net proceeds from the sale to pay down the mortgage notes payable to the Partnership (see Note 3). The sale of
KELP's properties is considered cause for Dissolution of KELP, as defined by KELP's
Partnership Agreement. Accordingly, KELP's remaining liabilities were transferred to its General Partner and its remaining assets distributed to its partners in the second quarter of 1998. In conjunction with the final distribution, KELP was effectively dissolved.

As a result of the sale of KELP's properties, certain notes totaling $2,790,388, issued by the original General Partners of KELP, which had been pledged to the Partnership under a Collateral Pledge Agreement, were paid to the Partnership by the original General Partners of KELP on May 12, 1998.

As of June 30, 1998, the General Partners of the Partnership recognized bad debt expense on its mortgage notes receivable of $305,364, based on the difference between the net sales proceeds received from the sale of KELP's properties and the carrying values of the loans.

The sale of KELP's properties and the
subsequent pay down of the Partnership's mortgage notes receivable, together represent an Event Causing Dissolution, as defined by the Partnership Agreement.

On May 15, 1998, the Partnership made a
special distribution of $225 per Unit based upon approximately 80% of the proceeds of the sale and estimated liquidation value of remaining Partnership assets. Once all necessary reserves and contingent liabilities are funded, the remaining proceeds will be distributed. All Partnership affairs are expected to be completed by year-end.

Operations

Net income, net of bad debt expense from mortgage notes receivable, decreased for the three and six months ended June 30, 1998 when compared to the same periods in 1997, primarily due to the decrease in total income.


Total income decreased during the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to a decrease in interest income on mortgage notes receivable as a result of the sale of KELP's properties (see Note 3). This decrease was partially offset by an increase in interest income earned on cash equivalents as a result of higher cash and cash equivalent balances available for investment.


Continued
KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP


Operations, Continued

Total expenses for the three months ended June
30, 1998 as compared to the three months ended
June 30, 1997 remained stable.

Total expenses, net of bad debt expense from mortgage notes receivable, decreased when comparing the six months ended June 30, 1998 to the six months ended June 30, 1997, primarily due to lower expense reimbursements incurred in connection with the preparation and mailing of Partnership reports and other investor communications.

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



Krupp Institutional Mortgage Fund Limited
Partnership
                             (Registrant)



BY:      /s/Wayne H. Zarozny

                Wayne H. Zarozny

         Treasurer and Chief Accounting
         Officer of
                The Krupp Corporation, a
General Partner



DATE: August 11, 1998