Form 10-Q
period 1998-09-30
KRUPP INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1998-11-12
CIK 757549

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    September 30, 1998

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

                         BALANCE SHEETS


                             ASSETS

                                         (Unaudited)
                                        September 30,December 31,
                                            1998       1997

Mortgage notes receivable, net of loan loss
  reserve of $0 and $15,851,013, respectively
  (Notes 3 and 4)                       $       -   $ 7,614,449
   Cash and cash equivalents (Note 2)      1,638,990  1,110,110
Accrued interest receivable - mortgage notes,
  net of reserve for uncollectible interest of
  $0 and $14,638,760, respectively
  (Notes 3 and 4)                               -        83,585
Other assets                                  15,738      4,375

     Total assets                       $  1,654,728  $ 8,812,519



                LIABILITIES AND PARTNERS' EQUITY

Liabilities                             $     18,899$    25,200

Partners' equity (deficit) (Note 5):
Limited Partners (30,059 Units outstanding)1,851,443  8,999,051
  General Partners                          (215,614)   (211,732)

     Total Partners' equity                1,635,829  8,787,319

Total liabilities and Partners' equity  $  1,654,728$ 8,812,519



             The accompanying notes are an integral
             part of the financial statements.
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                   STATEMENTS OF INCOME (LOSS)

(Unaudited)

                          For the Three Months For the Nine Months
                          Ended September 30,  Ended September 30,

                             1998      1997       1998      1997


Interest income:
  Mortgage notes receivable
     (Notes 3 and 4)       $   -     $140,876  $    -    $ 445,796
  Cash equivalents           22,742    15,949    134,329    46,035

     Total income            22,742   156,825    134,329   491,831

Expenses:
  Expense reimbursements
     (Note 6)                 5,325     9,156      7,699    25,739
  General and administrative 14,314     7,949     57,668    43,292
  Bad debt expense-mortgage
     notes receivable (Note 4) -         -       305,364      -


     Total expenses          19,639    17,105    370,731    69,031

Net income (loss)          $ 3,103   $139,720  $(236,402)$ 422,800


Allocation of net income (loss)
  (Note 5):

  Limited Partners (30,059
     Units outstanding)    $ 3,072   $138,323  $(234,038)$ 418,572

  Limited Partner Interest Per
     Unit                  $    .10  $   4.61  $  (7.79) $   13.93

  General Partners         $     31  $  1,397  $  (2,364)$   4,228



The accompanying notes are an integral
             part of the financial statements.
      KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS

(Unaudited)

                                            For the Nine Months
                                              Ended September 30,
                                              1998      1997
Operating activities:
  Net income (loss)                       $  (236,402)$  422,800
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Changes in assets and liabilities:
          Decrease (increase) in accrued interest
            receivable-mortgage notes          83,585    (3,370)
          Decrease in due from affiliates        -        16,250
          Increase in other assets            (11,363)      (193)
          Decrease in liabilities              (6,301)    (6,124)

            Net cash provided by (used in)
               operating activities          (170,481)   429,363

Investing activities:
  Principal collections from mortgage
     notes receivable                       7,569,084    23,915
  Decrease in mortgage notes receivable        45,365      -

            Net cash provided by investing
               activities                   7,614,449    23,915

Financing activity:
  Distributions                            (6,915,088)   (455,439)

Net increase (decrease) in cash and cash
  equivalents                                 528,880    (2,161)

Cash and cash equivalents, beginning of period 1,110,110 1,112,524

Cash and cash equivalents, end of period  $ 1,638,990  $1,110,363




















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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998, its results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended
September 30, 1998 and 1997.

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

                                      September 30, December 31,
                                          1998          1997

      Cash and money market accounts  $  1,342,351  $   316,218
      Commercial paper                     296,639      793,892

                                      $  1,638,990  $ 1,110,110


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

            NOTES TO FINANCIAL STATEMENTS, Continued


(3)   Krupp Equity Limited Partnership ("KELP"), Continued

KRUPP EQUITY LIMITED PARTNERSHIP
                    CONDENSED BALANCE SHEETS

                             ASSETS

                                        (Unaudited)
                                        September 30,December 31,
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

                KRUPP EQUITY LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                     For the Three Months    For the Nine Months
                     Ended September 30,        Ended September 30,
                       1998       1997          1998          1997


   Revenue {A}       $   -    $ 254,830      $   107,422$ 1,160,346
   Property operating
      expenses {C        -     (62,248)         (358,207)   (316,281)
   Depreciation and
      amortization {A}   -     (61,924)             -    (356,637)
   Interest {A}          -    (754,227)             -   1,541,770)
   Loss before gain on sale
      of properties and
      extinguishment of debt - (623,569)      (250,785) (2,054,342)
   Gain:
   Sale of properties {A}    -     -             171,625       -
      Extinguishment of
       debt {C}                -     -        34,920,970    108,711

Net income (loss)    $    -   $(623,569)$34,841,810 $(1,945,631)

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

Continued
KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS, Continued


(4)Bad Debt Expense, Provisions for Credit
Losses and Accrued Interest Reserves

As of September 30, 1998, the General Partners of the Partnership recognized bad debt expense on its mortgage notes receivable of $305,364, based on the difference between the net sales proceeds received from the sale of KELP's properties and the carrying values of the loans.

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

(5)Summary of Change in Partners' Equity

A summary of changes in Partners' equity
(deficit) for the nine months ended September
30, 1998 is as follows:

Total

                               Limited    General    Partners'
                               Partners   Partners    Equity
     Balance at
       December 31, 1997      $ 8,999,051$(211,732) $ 8,787,319
     Net loss                    (234,038)  (2,364)    (236,402)
     Distributions:
       Operations                (150,295)  (1,518)    (151,813)
       Capital transaction     (6,763,275)     -     (6,763,275)
     Balance at
       September 30, 1998     $ 1,851,443 $(215,614)$ 1,635,829

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

As of September 30, 1998, the General Partners of the Partnership recognized bad debt expense on its mortgage notes receivable of $305,364, based on the difference between the net sales proceeds received from the sale of KELP's properties and the carrying values of the loans.

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

Operations

Net income, net of bad debt expense from mortgage notes receivable, decreased for the three and nine months ended September 30, 1998 when compared to the same periods in 1997, primarily due to the decrease in total income.

Total income decreased during the three and nine months ended September 30, 1998, as compared to the three and nine months ended
September 30, 1997, due to a decrease in interest income on mortgage notes receivable as a result of the sale of KELP's properties
(see Note 3). This decrease was partially offset by an increase in interest income earned on cash equivalents as a result of higher cash and cash equivalent balances available for investment.

Total expenses for the three months ended
September 30, 1998 as compared to the three months ended September 30, 1997 remained stable.

Continued
  KRUPP INSTITUTIONAL MORTGAGE FUND LIMITED
PARTNERSHIP


Operations, Continued

Total expenses, net of bad debt expense from mortgage notes receivable, decreased when comparing the nine months ended September 30, 1998 to the nine months ended September 30, 1997, primarily due to lower expense reimbursements incurred in connection with the preparation and mailing of Partnership reports and other investor communications.

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



DATE: November 10, 1998